Form 10-K
period 2026-06-30
Ocean Capital Acquisition Corp
filed 2026-09-28
CIK 1926314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43334

Ocean Capital Acquisition Corporation

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1209 Orange Street

Wilmington, DE 19801

(Address of principal executive offices, including zip code)

(323) 242-0766

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, one right, and one redeemable warrant	OCACU	New York Stock Exchange
Ordinary shares, par value $0.0001 per share	OCAC	New York Stock Exchange
Rights, each entitling the holder to receive one ordinary share upon the consummation of a business combination	OCACR	New York Stock Exchange
Warrants, each exercisable for one ordinary share	OCACW	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of December 31, 2025 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of September 25, 2026, assuming all units have been separated, the Registrant had 15,653,333 ordinary shares outstanding.

OCEAN CAPITAL ACQUISITION CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2026

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“we,” “us” or “our company” refers to Ocean Capital Acquisition Corporation;

“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;

“BVI” are to the British Virgin Islands;

“Companies Act” and the “Insolvency Act” are to the BVI Business Companies Act, 2004 (as amended) and the Insolvency Act, 2003 (as amended) of the British Virgin Islands, respectively, and in each case as the same may be amended and supplemented from time to time;

“initial shareholders” refers to all of our shareholders immediately prior to the Initial Public Offering, including all of our officers and directors to the extent they hold such shares;

“insider shares” refers to the 3,833,333 ordinary shares held by our initial shareholders prior to the Initial Public Offering;

“IPO” or “Initial Public Offering” are to the initial public offering of our securities pursuant to our prospectus dated June 8, 2026, which offering was consummated on June 10, 2026;

“Letter Agreement” refers to the Letter Agreement, dated June 8, 2026, by and among the Company, the Sponsor and the Company’s officers and directors;

“private units” or “Private Placement Units” refer to the 150,000 units issued to our Sponsor in a private placement simultaneously with the closing of the IPO;

“US Dollars” and “$” refer to the legal currency of the United States;

“public shares” refer to the ordinary shares which were sold as part of the units in the IPO (whether they are purchased in the IPO or thereafter in the open market);

“public warrants” are to the redeemable warrants sold as part of the units in the Initial Public Offering (whether they are subscribed for in the Initial Public Offering or in the open market);

“rights” or “public rights” refer to the rights which were as part of the units in the Initial Public Offering; and

“sponsor” refers to SB Capital Holding Corporation, a BVI business company; and

“public shareholders” means the holders of the ordinary shares which were as part of the units in the IPO, or “public shares,” whether they are purchased in the public offering or in the aftermarket, including any of our initial shareholders to the extent that they purchase such public shares (except that our initial shareholders will not have conversion or tender rights with respect to any public shares they own).

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our directors and officers to generate potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below and described herein) or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our Form S-1 that we filed with the SEC relating to our Initial Public Offering.

Should one or more of the risks or uncertainties described in Item 1A. “Risk Factors” occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law.

iii

PART I

Item 1. Business

We are a blank check company incorporated as a British Virgin Islands business company on August 20, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as our initial business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Our sponsor is SB Capital Holding Corporation, a British Virgin Islands business company formed in 2022 to invest in our Company.

We have not commenced any substantive operations or generated any operating revenues to date. Our activities from August 20, 2021 (inception) through June 30, 2026 related primarily to our formation, the preparation for and consummation of our Initial Public Offering (the “IPO”) and, following the IPO, the identification and evaluation of prospective targets for our initial business combination. We are an emerging growth company and, as such, are subject to the risks associated with emerging growth companies.

In August 2021, we issued 1,000,000 ordinary shares to our Sponsor. In March 2022, December 2025 and February 2026, we issued an additional 725,000, 575,000 and 1,533,333 ordinary shares, respectively, to our Sponsor, resulting in an aggregate of 3,833,333 ordinary shares (the “Insider Shares”) issued to our Sponsor for an aggregate purchase price of $25,000, or approximately $0.0065 per share. Up to 500,000 Insider Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As the underwriters exercised their over-allotment option in full, none of the Insider Shares were forfeited.

Our registration statement for the IPO was declared effective on June 8, 2026. On June 10, 2026, we consummated the IPO of 11,500,000 units, including 1,500,000 units issued pursuant to the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per unit, generating gross proceeds of $115,000,000. Each unit consists of one ordinary share, par value $0.0001 per share (an “Ordinary Share”), one right entitling the holder to receive one Ordinary Share upon the consummation of our initial business combination (a “Right”), and one redeemable warrant entitling the holder to purchase one Ordinary Share at an exercise price of $11.50 per share.

Simultaneously with the closing of the IPO, we consummated the private placement of 150,000 units (the “Private Placement Units”) to our Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $1,500,000. Each Private Placement Unit consists of one Ordinary Share, one Right and one Warrant and is substantially identical to the units sold in the IPO, subject to certain limited exceptions. The Private Placement Units were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Upon the closing of the IPO and the private placement, an aggregate of $115,000,000, or $10.00 per public unit, from the net proceeds of the IPO and the private placement was placed in a U.S.-based trust account maintained by Odyssey Transfer & Trust Company, acting as trustee (the “Trust Account”), for the benefit of our public shareholders.

Except for interest that may be released to us to pay our taxes and up to $100,000 of interest that may be used to pay dissolution expenses, the funds held in the Trust Account will not be released until the earliest of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide holders of our public shares with redemption rights or to redeem 100% of our public shares if we do not complete our initial business combination within the required period, or with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the required period.

The funds held in the Trust Account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations, and/or held as cash or cash items, including in demand deposit accounts. We intend to use substantially all of the funds held in the Trust Account, including interest earned thereon, net of permitted withdrawals, to complete our initial business combination.

Transaction costs related to the IPO amounted to approximately $5.1 million, consisting of approximately $0.8 million of underwriting commissions and ordinary shares issued to the underwriter, including $517,500 of cash underwriting discounts and approximately $280,000 representing the fair value of 170,000 ordinary shares issued to A.G.P./Alliance Global Partners and/or its designees as partial underwriting compensation, $4,025,000 of deferred underwriting commissions, and approximately $0.3 million of other offering costs.

As of June 30, 2026, we had cash of $171,379 held outside the Trust Account and working capital of $128,164. We have relied upon the proceeds from the sale of our securities and loans from our Sponsor and other parties to fund our operations.

On August 3, 2026, holders of our units were permitted to elect to separately trade the ordinary shares, Rights and Warrants included in the units. The ordinary shares, Rights and Warrants trade separately on the New York Stock Exchange (the “NYSE”) under the symbols “OCAC,” “OCACR” and “OCACW,” respectively. Units that have not been separated continue to trade on the NYSE under the symbol “OCACU.” Holders must have their brokers contact our transfer agent to separate their units into the component securities.

As of June 30, 2026, we had not entered into a definitive agreement or completed an initial business combination. We have until June 10, 2027, or 12 months from the closing of the IPO, to consummate our initial business combination, unless such period is extended pursuant to an amendment to our amended and restated memorandum and articles of association approved by our shareholders. If we are unable to complete our initial business combination within the applicable period, we will redeem our public shares and thereafter liquidate and dissolve, subject to our obligations under British Virgin Islands law.

Our Competitive Strengths

Our management team is led by Mr. Kin (Stephen) Sze who has extensive operational, deal-making and investment experience. Our mission is to unlock value for our shareholders by identifying an acquisition target in any sectors with growth potential. Given the diversified experience of our management team, we believe we have significant resources to identify, diligence, and structure transactions that would benefit all shareholders. We could also get deal sources from our sponsor, or affiliates of our sponsor. Our competitive strengths include the following:

Deep Experience of Operating Partners

We believe that our ability to leverage the experience of the management team, which comprises executives of different companies across multiple sectors and industries, will provide us a distinct advantage in being able to source, evaluate and consummate an attractive transaction.

Proprietary Sourcing Channels and Leading Industry Relationships

We believe the capabilities and connections associated with our management team, in combination with our sponsor and our strategic and operating partners, will provide us with a differentiated pipeline of acquisition opportunities. We expect these sourcing capabilities will be further bolstered by our management team’s reputation and deep industry relationships.

Track Record of Investment Experience

We believe that our management’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets.

Execution and Structuring Capability.

Our combined expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Status as a Publicly Listed Acquisition Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional Initial Public Offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional Initial Public Offering. During an Initial Public Offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an Initial Public Offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management.

Financial Position

As of June 30, 2026, we had approximately $115,226,525 in investments held in the Trust Account, assuming no redemptions and before the payment of up to $4,025,000 in deferred underwriting commissions and any fees and expenses associated with our initial business combination. With the funds held in our trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Market Overview

Although we have not selected a specific business combination target, we believe the market has sufficient opportunities to complete an initial business combination. According to McKinsey Global Private Markets Report 2025, Global PE dealmaking rebounded significantly in 2024 after two years of decline, rising by 14 percent to $2 trillion. Technology, consumer, and financial-service sectors drove the recovery in large private equity deals. Innovation in technology, particularly the rapid advancement of generative AI (gen AI), has compelled leaders in private markets to build new capabilities in their quest to find more value.

Acquisition Strategy and Investment Criteria

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. Our acquisition strategy is to:

●	leverage our management team’s operational expertise, successful deal experience, and extensive knowledge in a broad sector horizon to effectively and efficiently seek acquisition opportunities and may pursue de-SPAC Targets in, any industry or geography.

●	leverage the unique combination of proven deal execution capabilities, extensive relationship networks and professional investment track record of our sponsor and management team’s extensive experience with listed companies, capital market transactions and investing in companies across a wide range of sectors.

●	focus our search for a target company that has compelling economics, potential for high recurring revenue, a defensible market position, and successful management teams that are seeking access to the public capital markets.

●	generate attractive returns and create value for our shareholders by applying a disciplined strategy of identifying attractive investment opportunities that could benefit from the addition of capital, management expertise and strategic insights.

●	identify an opportunity where our management team’s expertise could effect a positive transformation of the existing business to improve the overall value propositions while maximizing shareholder value.

●	identify companies that are under-performing their potential due to a temporary period of dislocation in the markets.

●	source initial business combination opportunities through the extensive networks of our management team, sponsor and their affiliates, including seasoned executives and operators, private equity investors, lenders, attorneys and family offices, that we believe will provide our management team with a robust flow of acquisition opportunities.

Our management team has decades of combined experience setting and implementing strategies to grow revenues and improve profitability, including: helping to develop growth initiatives; developing capital allocation strategies; reducing expenses to increase earnings or to redeploy capital into more beneficial initiatives; pursuing add-on acquisitions and divestitures; engaging in capital markets and other financing or restructuring activities; evaluating, changing or enhancing management when appropriate; and crafting other initiatives.

To execute our business strategy, we intend to:

●	utilize our management team’s extensive network of company owners, management teams, financial intermediaries and others to identify appropriate candidates for a possible business combination;

●	conduct rigorous research and analysis of various industries and companies to identify promising potential targets;

●	conduct a rigorous and thorough due diligence review of one or more targets, including an analysis of overall industry and competitive conditions and of company specific information, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, competitor analysis and reviews of operational, financial and business and other information, among others, in the evaluating process to ensure a high-quality potential target;

●	utilize our established deal execution experiences to better understand the competing priorities among stakeholders and creatively structure transaction terms to reach a transaction agreement beneficial to all parties;

●	identify under-exploited expansion opportunities overlooked by other companies where complexity or urgency mask hidden value and complete a business combination at an attractive price in terms of intrinsic value and future potential;

●	implement a business plan that we believe will accelerate growth and provide the company with flexibility, financially and operationally; and

●	seek further strategic opportunity of acquisitions, divestitures or other transactions in order to enhance shareholder value.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

Established Businesses: We will seek to acquire one or more businesses or assets that have a history of, or potential for, strong, stable cash flow generation, with predictable and recurring revenue streams.

Generates Stable Free Cash-Flow: We will seek to acquire a business that has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow.

Growth opportunities through capital investment: We intend to seek candidates that will benefit from additional capital investment through a business combination.

Strong management teams with a proven track record: We intend to seek candidates that have strong management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will seek to partner with a potential target’s management team and expect that the operating and financial abilities of our management and board will help potential target company to unlock opportunities for future growth and enhanced profitability.

Benefit from Being a Public Company: We intend to pursue a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

Would Benefit Uniquely from our Capabilities: We will seek to acquire a business where the collective capabilities of our management and sponsor can be leveraged to tangibly improve the operations and market position of the target.

Risk-Adjusted Return: We intend to acquire one or more companies that we believe can offer attractive risk-adjusted return on investments for our shareholders.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our Initial Public Offering. We intend to utilize cash derived from the proceeds of our Initial Public Offering and the private placement of private units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our Initial Public Offering and the private placement of private units are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our Initial Public Offering are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources may be familiar with our public disclosures and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this Annual Report, there is no affiliated entity that we consider a business combination target.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to NYSE listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on NYSE. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from NYSE. If NYSE delists our securities from trading on its exchange after our Initial Public Offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 12 months from the closing of our Initial Public Offering in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction, we could need as little as 3,673,334 of our public shares, or approximately 31.9% of our public shares, to be voted in favor of the transaction in order to have such transaction approved, assuming that only a quorum was present at the meeting, that the underwriters’ over-allotment option was exercised in full and that the insiders do not purchase any units or shares in the after-market.

Permitted Purchases of our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. To the extent that any public shares are purchased, such public shares will be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC. Further, any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares in such transactions prior to completion of our initial business combination.

Subsequent to the consummation of our IPO, we will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. If such purchases are made, the public “float” of our ordinary shares, warrants or rights may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. To the extent that any public shares are purchased, such public shares will be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC. Further, any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The redemption rights will be effected under our amended and restated memorandum and articles of association and British Virgin Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our Initial Public Offering or purchased by them in our Initial Public Offering or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under British Virgin Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker approximately $110 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Redemption of Public Shares and Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 12 months from the closing of the Initial Public Offering, our post-offering amended and restated memorandum and articles of association provides that we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes (other than excise tax), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to consummate our initial business combination within such time period, we will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and less interest to pay dissolution expenses up to $100,000) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the rights will expire and will be worthless.

The amount in the trust account will be treated as funds distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business and the value of our assets exceeds our liabilities. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two (2) business days prior to the distribution date (including any accrued interest net of taxes payable). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our officers and directors have agreed to waive their respective rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares, private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants and rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of our Initial Public Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price from the trust account would be $10.00.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Our sponsor has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our Initial Public Offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that it will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share redemption price could be less than $10.00 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.00 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our Initial Public Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to redeem public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	NYSE may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding rights and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to the underwriters upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $300,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our outstanding warrants and the potential future dilution they represent.

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares, warrants and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to shareholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending June 30 as of the date of our listing. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. We will remain such for up to five years. However, we issue our non-convertible debt within a three-year period or our total revenues exceed $1.235 billion or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Facilities

We maintain our principal executive office at 1209 Orange St, Wilmington, DE 19801, USA and our telephone number is +1 (323) 242-0766.

Employees

As of the effective date of this Annual Report, we have one executive officer. Our executive officer is not obligated to devote any specific number of hours to our matters and intends to devote only as much time as our executive officer deems necessary to our affairs. The amount of time our executive officer will devote in any period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once management locates a suitable target business to acquire, our executive officer will spend more time investigating such target business and negotiating and processing the business combination (and consequently devote more time to our affairs) than our executive officer would prior to locating a suitable target business. We presently expect our executive officer to devote such amount of time as our executive officer reasonably believes is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of our executive officer’s time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

Corporate Information

Our principal executive office is located at 1209 Orange St, Wilmington, DE 19801, USA and our telephone number is +1 (323) 242-0766.

Legal Proceedings

As of June 30, 2026, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

Risks Associated with Our Business

We are a blank check company with no operating history and no revenues, and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed blank check company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

The ownership interest of our sponsor may change, and our sponsor may divest its ownership interest in us before identifying a business combination, which could deprive us of key personnel and advisors.

Our sponsor, SB Capital Holding Corporation, is a company incorporated under the laws of the British Virgin Islands with limited liability. Chi-Ping Cindy Lee owns 100.0% of the outstanding shares of our sponsor. Thus, Chi-Ping Cindy Lee currently holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. However, this may change as there is no contractual restriction on the sponsor or the sponsor’s beneficial owners’ ability to share, sell or otherwise dispose of part or all of the interests in our sponsor. In addition, the sponsor’s beneficial owners could, with our permission, transfer any securities owned by it to a third party, resulting in such third party obtaining control over us. As a result, there is a risk that our sponsor (or its beneficial owner) may divest its (or her) ownership or economic interests in us or in the sponsor before a business combination target is identified or consummated, which may materially and adversely affect the Company’s ability to consummate a transaction and the value of your investment. In addition, investors would not have had the opportunity to consider the identity of the persons obtaining control over us and whether they would have wanted to invest in us if such persons were in control. Moreover, a replacement sponsor may face significant challenges in identifying or attracting a suitable business combination target, which could prolong the timeline for completing a transaction or jeopardize the feasibility of a combination altogether.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of June 30, 2026, the Company had $171,379 in its bank account and working capital of $128,164. However, the Company did not have sufficient liquidity to sustain its operations for a reasonable period of time, considered to be one year from the issuance date of the financial statements. Further, we have incurred and expect to continue to incur significant costs as a public company, including costs associated with legal, financial reporting, accounting and auditing compliance, as well as expenses in connection with our initial business combination. We cannot assure you that any efforts to raise additional capital, if required, or to consummate an initial business combination will be successful. We must consummate our initial business combination by 12 months from the consummation of our Initial Public Offering, unless the period within which we must consummate an initial business combination is extended in accordance with our amended and restated memorandum and articles of association. There can be no assurance that we will obtain any such extension or consummate an initial business combination within the applicable period. If we do not consummate an initial business combination within the applicable period, we will be required to cease all operations except for the purpose of winding up, redeem the outstanding public shares and thereafter liquidate and dissolve in accordance with our amended and restated memorandum and articles of association. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

If we are unable to consummate a business combination, our public shareholders may be forced to wait more than 12 months before receiving liquidation distributions.

We have 12 months from the consummation of our Initial Public Offering in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner to make it easier for us to complete our initial business combination, which our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate a business combination. Amending our amended and restated memorandum and articles of association will require at least a resolution of our shareholders or resolution of directors as a matter of British Virgin Islands law, subject to certain restrictions in our amended and restated memorandum and articles of association, meaning the approval by (1) holders of at least a majority of our ordinary shares present at a duly convened general meeting of the company who voted on the resolution, or a majority of the directors present at a duly convened board meeting who voted on the resolution, or (2) a written resolution consented to by all of our shareholders or all of our directors, as applicable. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our public shares.

The requirement that we complete an initial business combination within a specific period of time may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

We have 12 months from the consummation of our Initial Public Offering to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our Initial Public Offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. At the closing of our Initial Public Offering, we had net tangible assets in excess of $5,000,000 upon the successful consummation of our Initial Public Offering and subsequently filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact. Accordingly, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, restrict the use of interest earned on the funds held in the trust account and require us to complete a business combination within 12 months from the closing of the offering. Because we are not subject to Rule 419, our units will be immediately tradable, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination and we may have more time to complete an initial business combination.

We may issue additional ordinary or preferred shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our amended and restated memorandum and articles of association currently authorize the issuance of 500,000,000 shares of a single class each with par value of $0.0001. Although we have no commitment as of the date of this Annual Report, we may issue a substantial number of additional ordinary shares or preferred shares or debt securities, or a combination of thereof, to complete a business combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly reduce the equity interest of our shareholders;

●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and

●	other disadvantages compared to our competitors who have less debt.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Since we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash (or purchase in any tender offer) a significant number of shares from dissenting shareholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we liquidate the trust account before the completion of a business combination, our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, it may not be able to meet such obligation. Therefore, the per-share redemption price from the trust account in such a situation may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.00 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provide that we will continue in existence only until 12 months from the consummation of our Initial Public Offering if a business combination has not been consummated by such time. If we are unable to complete an initial business combination during such time period, it will trigger our automatic winding up, liquidation and subsequent dissolution. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them pursuant to such process and any liability of our shareholders may extend beyond the date of such distribution. Accordingly, we cannot assure you that third parties, or us under the control of an official liquidator, will not seek to recover from our shareholders amounts owed to them by us.

If at any time we are deemed insolvent for the purposes of the Insolvency Act, 2003 (as amended) of the British Virgin Islands (the “Insolvency Act”), (e.g., (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he or she considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”). The liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. A voidable transaction would be, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands Court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our initial shareholders have waived their right to participate in any liquidation distribution with respect to the insider shares. If we are unable to consummate a transaction within the required time period, upon notice from us, the trustee of the trust account will distribute the amount in our trust account to our public shareholders by way of redemption. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, SB Capital Holding Corporation has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

Holders of rights will not have redemption rights if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, the rights will expire and holders will not receive any of such proceeds with respect to the rights.

We have no obligation to net cash settle the warrants and rights.

In no event will we have any obligation to net cash settle the warrants and rights. Accordingly, the warrants and rights may expire worthless.

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights were issued in registered form under a rights agreement between Odyssey, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Our rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of our rights shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such rights holder in any such enforcement action by service upon such rights holder’s counsel in the foreign action as agent for such rights holder.

This choice-of-forum provision may limit a rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, including by increasing the cost of such lawsuits to a rights holder, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

The grant of registration rights to our initial holders and holders of private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to the registration rights agreement entered into in connection with our Initial Public Offering, our initial holders and their permitted transferees can demand that we register their founder shares, after those shares convert to our ordinary shares at the time of our initial business combination. In addition, holders of our private placement units (and underlying securities) and their permitted transferees can demand that we register the private placement shares as well as the private placement warrants, ordinary shares issuable upon exercise of the private placement warrants, private placement rights, and ordinary shares issuable upon exercise of the private placement rights, and holders of private placement shares and private placement warrants and private placement rights underlying private placement units that may be issued upon conversion of working capital loans, may demand that we register such ordinary shares, warrants, the ordinary shares issuable upon exercise of such warrants, rights, and the ordinary shares issuable upon exercise of such rights. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the ordinary shares owned by our Sponsor, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

We may amend the terms of the warrants in a manner that may be adverse to holders of warrants with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Odyssey Transfer and Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least a majority of the then outstanding warrants to make any change that adversely affects the interests of the registered holders of warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the United States District Court for the Southern District of New York sitting in the Borough of Manhattan, City of New York or, if such court does not have subject matter jurisdiction, the state courts of the State of New York located in the Borough of Manhattan, City of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the United States District Court for the Southern District of New York sitting in the Borough of Manhattan, City of New York or, if such court does not have subject matter jurisdiction, the state courts of the State of New York located in the Borough of Manhattan, City of New York and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the United States District Court for the Southern District of New York sitting in the Borough of Manhattan, City of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (a) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (b) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise their warrant (including any warrants held by our Sponsor, officers or directors, other purchasers of our private placement units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised such warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our warrants, rights, and founder shares may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

We issued (i) warrants to purchase 11,500,000 of our ordinary shares, at a price of $11.50 per share (subject to adjustment as provided herein) and (ii) 11,500,000 rights exercisable for an aggregate of 11,500,000 ordinary shares upon the consummation of our initial business combination, as part of the units sold in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a private placement 150,000 private placement units. The private placement units included warrants to purchase an aggregate of 150,000 ordinary shares at $11.50 per share, subject to adjustment as provided herein and 150,000 private placement rights exercisable for 150,000 ordinary shares upon the consummation of our initial business combination. In addition, our Sponsor or its affiliates may from time to time make working capital loans to us, which will be repaid upon the closing of a business combination. Up to $300,000 of such loans for each such person may be convertible into private units at a price of $10.00 per unit at the option of the lender at the time of the business combination. To the extent we issue ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of our warrants and rights could make us a less attractive acquisition vehicle to a target business. Such warrants and rights, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business combination. Therefore, our warrants and rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (a) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by us and in the case of any such issuance to our Sponsor or its affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (c) the volume-weighted average trading price of our ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We are not registering the ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, and, as a result, although an investor may be able to exercise its warrants on a cash basis, the ordinary shares received upon such exercise may be restricted securities and not freely tradable, and in certain circumstances the investor may be required to exercise its warrants on a cashless basis, which could result in fewer shares being received, and the warrants could still expire worthless.

We are not registering the ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. In no event will we be required to net cash settle any public warrant or issue securities or other compensation in exchange for the public warrants. If the issuance of the shares upon exercise of the public warrants is not registered or qualified under applicable state securities laws, or no exemption from such registration or qualification is available, a holder may nevertheless be able to exercise such public warrant on a cash basis; however, the ordinary shares received upon such exercise may be restricted securities and not freely tradable. In certain circumstances, including where the shares are not “covered securities” within the meaning of Section 18(b)(1) of the Securities Act, holders may be required to exercise their warrants on a cashless basis. In such cases, the number of shares received will be reduced in accordance with the cashless exercise formula, and the warrants may have reduced or no value and could expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the ordinary shares included in the units.

However, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the ordinary shares issuable upon exercise of the warrants, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating thereto until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act in accordance with the above requirements, holders may still be able to exercise their public warrants on a cash basis; however, any shares issued upon such exercise may be restricted and not freely tradable. We may require holders to exercise their warrants on a cashless basis only in circumstances where the ordinary shares are not “covered securities” within the meaning of Section 18(b)(1) of the Securities Act. We will not be obligated to issue shares to holders seeking to exercise their public warrants only to the extent that the issuance of such shares would be unlawful under applicable state securities laws and no exemption is available. Additionally, if, at the time that a public warrant is exercised, our ordinary shares are not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In the event of a cashless exercise pursuant to the preceding paragraph, the number of ordinary shares that you will receive upon cashless exercise of a public warrant will be determined in accordance with the formula set forth in our warrant agreement.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

While we intend to focus our search for target businesses on specific locations and industries as described in this Annual Report, we are not limited to those locations and may consummate a business combination with a company in any location or industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a company in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our shareholders than a direct investment, if an opportunity were available, in a target business.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the NYSE listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account and less any interest earned thereon that is released to us for our taxes) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

If NYSE delists our securities from trading on its exchange after our Initial Public Offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place or be hired after consummation of the business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination. If we become aware of a potential business combination outside of the geographic location or industry where our officers and directors have the most experience, our management may retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage consultants or advisors in any situation. If they do not engage any consultants or advisors to assist them in the evaluation of a particular target business or business combination, our management may not properly analyze the risks attendant with such target business or business combination. Even if our management does engage consultants or advisors to assist in the evaluation of a particular target business or business combination, we cannot assure you that such consultants or advisors will properly analyze the risks attendant with such target business or business combination. As a result, we may enter into a business combination that is not in our shareholders’ best interests.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you these conflicts will be resolved in our favor.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including other companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination.

As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. For a more detailed description of the pre-existing fiduciary and contractual obligations of our management team, and the potential conflicts of interest that such obligations may present, see Item 10. “Directors, Executive Officers and Corporate Governance” and Item 13. “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

Our officers and directors have waived their right to convert (or sell to us in any tender offer) their insider shares or any other ordinary shares acquired in our Initial Public Offering or thereafter (although none of these insiders have indicated any intention to purchase units in our Initial Public Offering or thereafter), or to receive distributions with respect to their insider shares upon our liquidation if we are unable to consummate our initial business combination. Our sponsor, has also waived its right to convert (or sell to us in any tender offer) its private shares or any other ordinary shares acquired in our Initial Public Offering or thereafter (although it has not indicated any intention to purchase units in our Initial Public Offering or thereafter), or to receive distributions with respect to their private shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. In addition, our officers and directors may loan funds to us after our Initial Public Offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf. Prior to the completion of our initial business combination, no such repayments or reimbursements will be made from the proceeds held in the trust account, other than interest earned on such proceeds. If we do not consummate an initial business combination, a portion of the working capital held outside the trust account may be used to repay such loaned amounts, provided that no proceeds from the trust account are used for such repayment.

Past performance by our management team and our sponsor may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with our management team and our sponsor and its affiliates is presented for informational purposes only. Past performance by our management team and our sponsor is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s or our sponsor’s respective performance as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward. Furthermore, an investment in us is not an investment in our sponsor or its affiliates.

NYSE may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on the NYSE, a national securities exchange. We cannot assure you that our securities will continue to be listed on NYSE in the future or prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that NYSE will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because there is a possibility that we may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities will trade on the NYSE following the date of this Annual Report, we may become a “covered corporation” within the meaning of the Inflation Reduction Act following the consummation of our initial business combination, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our ordinary shares after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our amended and restated memorandum and articles of association to extend the time to consummate an initial business combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain, and the proceeds held in the trust account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced. The proceeds placed in the trust account and the interest earned thereon shall not be used to pay for possible excise tax that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the Inflation Reduction Act on any redemptions or stock buybacks by the Company.

Whether the Excise Tax will apply to redemptions in connection with our initial business combination may depend on the structure of the transaction. Accordingly, there is a risk that if the Excise Tax is applicable, we could have reduced funds in our trust account to pay redemptions or that are available to a combined company following our initial business combination.

In addition, there may also be the risk that if the Excise Tax is paid from the trust account and if shareholders elect to redeem their shares in connection with a business combination such that their redemptions would subject us to the Excise Tax, the remaining shareholders that did not elect to redeem may economically bear the impact of the Excise Tax. For these reasons, the value of your investment in our securities may decrease as a result of the Excise Tax in some circumstances. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination.

The ability of our public shareholders to exercise their redemption rights or sell their public shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise redemption rights or seek to sell their public shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate a business combination if a target business requires that we have cash in excess of the minimum amount we are required to have at closing and public shareholders may have to remain shareholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our shareholders electing to exercise their redemption rights or sell their shares to us in a tender offer has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, we will not redeem public shares tendered for redemption in conjunction with such initial business combination and public shareholders may have to remain shareholders of our company and wait the full 12 months in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares and suffer an entire loss on your investment.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

We intend to hold a shareholder vote before we consummate our initial business combination. However, if a shareholder vote is not required, for business or legal reasons, we may conduct conversions via a tender offer and not offer our shareholders the opportunity to vote on a proposed business combination. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its public shares, which may make it more likely that we will consummate a business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the right to have his, her or its public shares converted to cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such shareholder votes for or against such proposed business combination or abstains from voting. Furthermore, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the issued and outstanding shares voted are voted in favor of the business combination. Accordingly, public shareholders owning shares sold in our Initial Public Offering may exercise their redemption rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to convert their shares only when they vote against a proposed business combination. This is also different than other similarly structured blank check companies where there is a specific number of shares sold in the offering which must not exercise redemption rights for the company to complete a business combination. The lack of such a threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination. However, we will not redeem public shares tendered for redemption in conjunction with such initial business combination and we will not consummate such initial business combination if we cannot maintain net tangible assets of at least $5,000,001, and as a result we may have to liquidate and public shareholders will have to rely instead on liquidating distributions from the trust account if we fail to complete our initial business combination within 12 months from the closing of our Initial Public Offering.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their public shares to comply with specific requirements for conversion that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether it is voting for or against such proposed business combination, or abstaining from voting, to demand that we convert its public shares into a share of the trust account. Such conversion will be effectuated under British Virgin Islands law and our amended and restated memorandum and articles of association as a redemption of the shares, with the redemption price to be paid being the applicable pro rata portion of the monies held in the trust account. We may require public shareholders who wish to convert their public shares in connection with a proposed business combination to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote taken at the shareholder meeting relating to such business combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. It is also our understanding that it takes a short time to deliver shares through the DWAC System. However, this too may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their redemption rights and thus may be unable to convert their shares.

Investors may not have sufficient time to comply with the delivery requirements for conversion.

Pursuant to our amended and restated memorandum and articles of association, we are required to give a minimum of only ten days’ notice for each general meeting. As a result, if we require public shareholders who wish to convert their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for conversion, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

If we require public shareholders who wish to convert their public shares to comply with the delivery requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to convert their public shares to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

Because of our limited resources and structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our Initial Public Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of a business combination may delay or prevent the consummation of a transaction, a risk a target business may not be willing to accept. Additionally, our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Our initial shareholders control a substantial interest in us and thus may influence certain actions requiring a shareholder vote, potentially in a manner that you do not support.

As of June 30, 2026, our initial shareholders collectively beneficially owned approximately 25.45% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units in our Initial Public Offering or any units or ordinary shares from persons in the open market or in private transactions (other than the private units). However, if our initial shareholders purchase any units in our Initial Public Offering or if our officers, directors, initial shareholders or their affiliates determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to assist us in consummating our initial business combination, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before our Initial Public Offering as well as any ordinary shares acquired in our Initial Public Offering or in the aftermarket in favor of such proposed business combination.

There is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. Accordingly, shareholders would not have the right to such a meeting or election of directors, unless the holders of not less than 10% of the voting rights in respect of the matter for which the meeting is requested call for such a meeting. As a result, it is unlikely that there will be an annual general meeting to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights for up to 12 months. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

The nominal purchase price paid by our sponsor for the insider shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

We sold units in our Initial Public Offering at $10.00 per unit. However, prior to our Initial Public Offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the insider shares, or approximately $0.0065 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the insider shares are converted into public shares.

As a result, even if the trading price of our ordinary share significantly declines, the value of the ordinary shares held by our sponsor will be significantly greater than the amount our sponsor paid to purchase such shares. In addition, our sponsor could potentially recoup its entire investment in our company even if the trading price of our ordinary shares after the initial business combination is as low as $0.403 per share. As a result, our sponsor is likely to earn a substantial profit on its investment in us upon disposition of its ordinary shares even if the trading price of our ordinary shares declines after we complete our initial business combination. Our sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the ordinary shares as our public shareholders paid for their public shares.

Our outstanding rights or the conversion of the promissory notes upon consummation of our business combination to private units may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

Following the underwriters’ full exercise of their over-allotment option, we issued rights included in the units sold in our Initial Public Offering that will result in the issuance of up to 11,500,000 ordinary shares upon consummation of our business combination as well as rights included in the private units purchased by the sponsor that will result in the issuance of an additional 150,000 ordinary shares upon consummation of our business combination. Further, in order to meet our working capital needs following the consummation of our Initial Public Offering until completion of an initial business combination or to extend the period of time to consummate a business combination, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be repaid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $300,000 of the notes may be converted upon consummation of our initial business combination into private units at a price of $10.00 per unit. The potential for the issuance of a substantial number of additional shares upon conversion of the rights could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when converted, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If to the extent these rights are converted, you may experience dilution to your holdings.

If our shareholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of their insider shares (3,833,333 ordinary shares) at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the private units and our initial shareholders, officers and directors are entitled to demand that we register the resale of the 150,000 ordinary shares underlying the private units, 150,000 ordinary shares underlying the private rights and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans or loans to extend our life made to us at any time after we consummate a business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

As described in the risk factor below entitled “Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our initial business combination”, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Whether a SPAC is an investment company will be a question of facts and circumstances. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. Notwithstanding an investment of proceeds in government securities, we could nevertheless be considered to be operating as an unregistered investment company, and the longer we hold such securities, the more likely it is that we would be considered an unregistered investment company. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination within the completion window, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants and rights will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

On January 24, 2024, the SEC issued final rules relating to SPACs (the “2024 SPAC Rules”), effective as of July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in Initial Public Offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

We may not seek an opinion from an unaffiliated third party as to the fair market value of the target business we acquire.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, initial shareholders or their affiliates. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant. Furthermore, our directors may have a conflict of interest in analyzing the transaction due to their personal and financial interests.

We may acquire a target business that is affiliated with our officers, directors, initial shareholders or their affiliates.

While we do not currently intend to pursue an initial business combination with a company that is affiliated with our officers, directors, initial shareholders or their affiliates, we are not prohibited from pursuing such a transaction, nor are we prohibited from consummating a business combination where any of our officers, directors, initial shareholders or their affiliates acquire a minority interest in the target business alongside our acquisition, provided in each case we obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view. These affiliations could cause our officers or directors to have a conflict of interest in analyzing such transactions due to their personal and financial interests.

The determination of the offering price of our units is more arbitrary than the pricing of securities for an operating company in a particular industry.

Prior to our Initial Public Offering there has been no public market for any of our securities. The public offering price of the units and the terms of the rights were negotiated between us and the representative of the underwriters. Factors considered in determining the prices and terms of the units, including the ordinary shares, warrants and rights underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	our capital structure;

●	the per share amount of net proceeds being placed in the trust account;

●	an assessment of our management and their experience in identifying operating companies; and

●	general conditions of the securities markets at the time of the offering.

However, although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities for an operating company in a particular industry since we have no historical operations or financial results to compare them to.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Following the IPO, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we are incorporated under the laws of the British Virgin Islands and all of our executive officers and directors are located outside the United States, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal or state courts may be limited.

We are a company incorporated under the laws of the British Virgin Islands. In addition, our executive officer and directors are located outside of the United States and are nationals or residents of jurisdictions other than the United States, and all or a substantial portion of their assets are located outside of the United States. Mr. Kin (Stephen) Sze, our Chief Executive Officer holds a Hong Kong citizenship and resides in Hong Kong; Dr. Pok Yu (Augustine) Chow, our independent director, holds a United Kingdom citizenship and resides in Hong Kong; Mr. Wei-Chieh Hao, our independent director, holds a Taiwan citizenship and resides in Taiwan; Mr. Richard T. Betts, our independent director, holds a United Kingdom citizenship and resides in United Kingdom. Mr. Sze and Mr. Betts do not hold Chinese citizenship.

As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It will also be costlier and time-consuming for the investors to effect service of process outside the United States, or to enforce judgments obtained from the U.S. courts in the courts of the jurisdictions where our directors and officers reside. For example, to enforce a foreign judgment in Hong Kong, you will be required to apply to the Hong Kong High Court to enforce a foreign judgment (the “Application”) for which you will be required to engage a local counsel to facilitate or prepare the Application alongside the various supporting documentations for the Application. After which, you will be required to go through the standard litigation process to sue on the judgment as a debt. In addition, a judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may also not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside. As such, it may be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

We have appointed Cogency Global Inc., 122 East 42nd Street, 18th Floor New York, NY 10168 as our agent to receive service of process with respect to any action brought against us in the state or federal courts of the United States in connection with our Initial Public Offering under the securities laws of the United States.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) or the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are to a large extent governed by the Companies Act and common law of the British Virgin Islands. The common law of the British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands as well as from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are different from statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in the British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

We have been advised by our British Virgin Islands legal counsel that the courts of the British Virgin Islands are unlikely:

●	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

●	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment without any re-examination of the merits of the underlying dispute, by an action commenced on the foreign judgment debt in the High Court of the British Virgin Islands provided that:

●	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

●	the U.S. judgment is final and for a liquidated sum;

●	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

●	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

●	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

●	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Because we must furnish our shareholders with financial statements of the target business prepared in accordance with U.S. GAAP or IFRS as issued by the IASB or reconciled to U.S. GAAP, we may not be able to complete an initial business combination with some prospective target businesses.

We will be required to provide historical and pro forma financial statement disclosure relating to our target business to our shareholders. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days after closing. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. A target business may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if within a three-year period we issued our non-convertible debt exceeds $1.0 billion or revenues exceeds $1.235 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

An investment in our securities may involve adverse U.S. federal income tax consequences.

An investment in our securities may involve adverse U.S. federal income tax consequences. For instance, there is a risk that an investor’s entitlement to receive payments in excess of the investor’s initial tax basis in our ordinary shares upon exercise of the investor’s conversion right or upon our liquidation of the trust account will result in constructive income to the investor, which could affect the timing and character of income recognition and result in U.S. federal income tax liability to the investor without the investor’s receipt of cash from us. Furthermore, because there are no authorities that directly address instruments similar to the units issued in our Initial Public Offering, the allocation an investor makes with respect to the purchase price of the unit between the ordinary shares, warrants and rights included in the units could be challenged by the IRS or the courts. Prospective investors are urged to consult their own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

We have also not sought a ruling from the Internal Revenue Service, or IRS, as to any U.S. federal income tax consequences described in this Annual Report. The IRS may disagree with the descriptions of U.S. federal income tax consequences described herein, and its determination may be upheld by a court. Any such determination could subject an investor or our company to adverse U.S. federal income tax consequences that would be different than those described in this Annual Report. Accordingly, each prospective investor is urged to consult a tax advisor with respect to the specific tax consequences of the acquisition, ownership and disposition of our securities, including the applicability and effect of state, local, or foreign tax laws, as well as U.S. federal tax laws.

We may qualify as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

In general, we will be treated as a passive foreign investment company (“PFIC”) for any taxable year in which either (1) at least 75% of our gross income (looking through certain 25% or more-owned corporate subsidiaries) is passive income or (2) at least 50% of the average value of our assets (looking through certain 25% or more-owned corporate subsidiaries) is attributable to assets that produce, or are held for the production of, passive income. Passive income generally includes, without limitation, dividends, interest, rents, royalties, and gains from the disposition of passive assets. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our securities, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Our actual PFIC status for our current taxable year may depend on whether we qualify for the PFIC start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (or after the end of the start-up period, if later). Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A reorganization that does not qualify as tax-free could result in the imposition of substantial taxes on holders of our securities.

The British Virgin Islands, together with several other non-European Union jurisdictions, have introduced legislation aimed at addressing concerns raised by the Council of the European Union as to offshore structures engaged in certain activities which attract profits without real economic activity. With effect from January 1, 2019, the Economic Substance (Companies and Limited Partnerships) Act, 2018 (the “ESA”) came into force in the British Virgin Islands introducing certain economic substance requirements for British Virgin Islands tax resident companies which are engaged in certain “relevant activities”, which in the case of companies incorporated before January 1, 2019 will apply in respect of financial years commencing June 30, 2019 onwards. However, it is not anticipated that we will be subject to any such requirements prior to any business combination and thereafter the company may still remain out of scope of the legislation or else be subject to more limited substance requirements. Although it is presently anticipated that the ESA will have little material impact on the company or its operations, as the legislation remains subject to further clarification and interpretation it is not currently possible to ascertain the precise impact of these legislative changes on the company.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If restrictions on repatriation of earnings from the target business’ home jurisdiction to foreign entities are instituted, our business following a business combination may be materially negatively affected.

It is possible that following an initial business combination, the home jurisdiction of the target business may have restrictions on repatriations of earnings or additional restrictions may be imposed in the future. If they were, it could have a material adverse effect on our operations.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001, either immediately prior to or upon consummation of the business combination and after payment of underwriters’ fees and commission or any greater net tangible asset or cash requirement which may be contained in the transaction agreement relating to the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of the business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of a large number of our shareholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our business combination, we may redeem up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001. We will not redeem public shares tendered for redemption in conjunction with an initial business combination and we will not consummate such initial business combination if we cannot maintain net tangible assets of at least $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

If we seek shareholder approval of our business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such purchases will not be made if our sponsor, directors, officers, advisors or their affiliates are in possession of any material non-public information that has not been disclosed to the selling shareholder. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares, warrants or rights from public holders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our public securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares, in privately-negotiated transactions or in the open market, either prior to or following the completion of our initial business combination, although they are under no obligation to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. Moreover, none of the funds in the trust account will be used to purchase shares in such transactions.

Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Further, any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange. However, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public stockholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the Company’s registration statement/proxy statement filed for its business combination transaction would disclose the possibility that the Company’s sponsor, directors, officers, advisors or their affiliates may purchase shares or rights from public stockholders outside the redemption process, along with the purpose of such purchases;

●	if the Company’s sponsor, directors, officers, advisors or their affiliates were to purchase shares or rights from public stockholders, they would do so at a price no higher than the price offered through the Company’s redemption process;

●	the Company’s registration statement/proxy statement filed for its business combination transaction would include a representation that any of the Company’s securities purchased by the Company’s sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	the Company’s sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to the Company’s securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	the Company would disclose in a Form 8-K, before the Company’s security holder meeting to approve the business combination transaction, the following material items:

○	the amount of the Company’s securities purchased outside of the redemption offer by the Company’s sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

○	the purpose of the purchases by the Company’s sponsor, directors, officers, advisors or their affiliates;

○	the impact, if any, of the purchases by the Company’s sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of Company security holders who sold to the Company’s sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of Company security holders (e.g., 5% security holders) who sold to the Company’s sponsor, directors, officers, advisors or their affiliates; and

○	the number of Company securities for which the Company has received redemption requests pursuant to its redemption offer.

Purchases of ordinary shares in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers, advisors or their affiliates purchase ordinary shares in the open market or in privately negotiated transactions, the public “float” of our ordinary shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate or if we seek to amend our memorandum and articles of association to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination within 12 months from the closing of our Initial Public Offering. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Holders of rights will not have any right to the proceeds held in the trust account with respect to the rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

If the net proceeds of our Initial Public Offering not being held in the trust account are insufficient to allow us to operate for at least the next 12 months, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 12 months, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.00 per share) (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) and our sponsor, asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

Because we have not selected a particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

While we may pursue an acquisition opportunity in any business industry or sector, we intend to initially focus on those industries or sectors that complement our management team’s background. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding any taxes payable) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our shares may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities outside our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector that we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or NYSE, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants and rights will expire worthless.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination within the required time period. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources or more local industry knowledge in comparison to us, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by sour available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account. See “— If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00.” and other risk factors herein.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders, which would be the case if the trading price of our ordinary shares after giving effect to such business combination was less than the per-share trust liquidation value that our shareholders would have received if we had dissolved without consummating our initial business combination.

Resources could be wasted in researching acquisitions that are not consummated.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants and rights will expire worthless.

We may attempt to consummate our initial business combination with a private company about which little information is available.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Risks Associated with Acquiring and Operating a Business Outside of the United States

We may effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles than in the United States;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property;

●	employment regulations;

●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for our shareholders to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

After our initial business combination, substantially all of our assets may be located in another foreign country and substantially all of our revenue may be derived from our operations in such country. The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Many of the economies in Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business, which we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking our business and other licenses;

●	requiring that we restructure our ownership or operations; and

●	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination, we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our sponsor, SB Capital Holding Corporation, is a British Virgin Islands business company. Chi-Ping Cindy Lee owns, a citizen of Singapore, 100.0% of the outstanding shares of our sponsor. Accordingly, we may be considered a “foreign person” under such rules and regulations, and any proposed initial business combination between us and a U.S. business engaged in a regulated industry or that may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review.

Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person are always subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share initially, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 1b. Unresolved Staff Comments

None.

Item 1c. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties

We maintain our principal executive office at 1209 Orange St, Wilmington, DE 19801, USA. This space is made available to us by our Sponsor. We pay our Sponsor $10,000 per month for office space, utilities, secretarial, and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units (OCACU), Ordinary Shares (OCAC), Rights (OCACR) and Warrants (OCACW) are listed on the New York Stock Exchange (the “NYSE”). Our Units commenced public trading on June 9, 2026. Our Ordinary Shares, Rights and Warrants commenced separate trading on August 3, 2026, and trading has continued since then.

Holders of Record

As of September 25, 2026, we had one holder of record of our Units, four holders of record of our Ordinary Shares (on a stand-alone basis, apart from our Units and Private Placement Units), one holder of record of our Rights (on a stand-alone basis, apart from our Units and Private Placement Units), one holder of record of our Warrants (on a stand-alone basis, apart from our Units and Private Placement Units), and one holder of record of our Private Placement Units.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Use of Proceeds from our Initial Public Offering

On June 10, 2026, we completed our Initial Public Offering of 11,500,000 Units, including 1,500,000 Units issued pursuant to the underwriters’ full exercise of their over-allotment option, at a price of $10.00 per Unit, for aggregate gross proceeds of $115,000,000. Each Unit consists of one Ordinary Share, one Right and one Warrant.

In connection with our IPO, we incurred total offering costs of approximately $5.1 million, consisting of $517,500 in cash underwriting discounts, $4,025,000 in deferred underwriting commissions, approximately $280,000 representing the fair value of 170,000 Ordinary Shares issued to A.G.P./Alliance Global Partners and/or its designees as partial underwriting compensation, and other offering costs.

Simultaneously with the closing of the IPO, we consummated the private placement of 150,000 Private Placement Units to our Sponsor at a price of $10.00 per Private Placement Unit, for aggregate gross proceeds of $1,500,000. Each Private Placement Unit consists of one Ordinary Share, one Right and one Warrant and is substantially identical to the Units sold in the IPO, subject to certain limited exceptions.

An aggregate of $115,000,000 from the proceeds of the IPO, the exercise of the underwriters’ over-allotment option and the private placement was placed in the Trust Account. The remaining $525,000 of net proceeds not held in the Trust Account has been available for the payment of offering expenses and general working capital purposes.

As of June 30, 2026, the Trust Account had a balance of $115,226,525, including $226,525 of interest and other income earned, net of any permitted withdrawals. We did not withdraw any funds from the Trust Account during the fiscal year ended June 30, 2026 for working capital purposes, and there were no public shareholder redemptions during such fiscal year.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations

Overview

We are a blank check company incorporated in the British Virgin Islands on August 20, 2021 with limited liability (meaning our public shareholders have no liability, as shareholders of the Company, for the liabilities of the Company over and above the amount paid for their shares) to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We intend to utilize cash derived from the proceeds of our Initial Public Offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our entire activity since inception through June 30, 2026 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with search for, and completing, a business combination.

For the year ended June 30, 2026, we had net loss of $38,761, which consisted of general and administrative expenses of $265,286, partially offset by interest earned on marketable securities held in the Trust Account of $226,525.

For the year ended June 30, 2025, we had net loss of $189,492, which consisted entirely of general and administrative expenses, as the Company had not yet completed its Initial Public Offering and did not have any funds held in the Trust Account during that period.

Liquidity and Capital Resources

On June 10, 2026, we consummated our Initial Public Offering of 11,500,000 Units, including 1,500,000 Units issued pursuant to the underwriters’ full exercise of their over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Concurrently, we sold 150,000 Private Placement Units to our Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $1,500,000. Upon the closing of the Initial Public Offering and the private placement, $115,000,000 was deposited into the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including interest earned thereon, net of permitted withdrawals, to complete our initial Business Combination.

For the year ended June 30, 2026, net cash used in operating activities was $167,937, primarily attributable to operating expenses and changes in working capital, partially offset by general and administrative expenses paid on behalf of the Company by a related party. Net cash used in investing activities was $115,000,000 to invest the cash in a trust account established for the benefit of our public shareholders, with Odyssey Transfer & Trust Company acting as trustee. Net cash provided by financing activities was $115,338,808, consisting primarily of $115,000,000 of proceeds from the Initial Public Offering and $1,500,000 of proceeds from the sale of Private Placement Units, partially offset by $680,420 of offering costs paid and $480,772 used to repay the Promissory Note. As of June 30, 2026, we had cash of $171,379 held outside the Trust Account.

As of June 30, 2026, we had cash of $171,379 held outside the Trust Account and working capital of $128,164. We expect to continue to incur significant costs in connection with operating as a public company and pursuing our initial Business Combination. In addition, we are required to complete an initial Business Combination by June 10, 2027, unless the Combination Period is extended in accordance with our amended and restated memorandum and articles of association. If we are unable to complete an initial Business Combination within the applicable period, we will be required to cease operations, redeem the Public Shares and liquidate. These conditions raise substantial doubt about our ability to continue as a going concern.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $300,000 of such loans may be convertible upon consummation of the initial business combination into private units at a price of $10.00 per unit.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K.

Contractual Obligations

Underwriting Agreement

The underwriters are entitled to deferred underwriting commissions of $4,025,000, which are held in the Trust Account and remained unpaid as of June 30, 2026. The deferred underwriting commissions will become payable from the funds held in the Trust Account upon the consummation of our initial Business Combination, after giving effect to any redemptions by our public shareholders. If we do not consummate an initial Business Combination and the Trust Account is liquidated, the underwriters will forfeit their rights to the deferred underwriting commissions.

Administrative Services Agreement

On June 10, 2026, we entered into an Administrative Services Agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. The agreement will continue until the earlier of the consummation of our initial Business Combination and our liquidation.

Critical Accounting Estimate

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods presented. Actual results could differ from those estimates. We do not believe that any of our accounting estimates involve a significant level of estimation uncertainty that has had, or is reasonably likely to have, a material impact on our financial condition or results of operations.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of the Initial Public Offering, including amounts in the trust account, will be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item 8 are included in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed in the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2026, on August 26, 2026, the Company dismissed YCM CPA INC. (“YCM”) as the Company’s independent registered public accounting firm, effective immediately. On August 27, 2026, the Audit Committee of the Company’s Board of Directors and the Board of Directors approved the appointment of HYYH CPA. LLC (“HYYH”) as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2026, and the Company entered into an engagement letter with HYYH on August 30, 2026. During the fiscal years ended June 30, 2025 and 2024 and the subsequent interim period through August 26, 2026, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with YCM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that, if not resolved to YCM’s satisfaction, would have caused YCM to make reference thereto in connection with its reports on the Company’s financial statements. During the same periods, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K). HYYH has completed the audit of the Company’s financial statements for the fiscal year ended June 30, 2026.

The audit reports of YCM on the Company’s financial statements for the fiscal years ended June 30, 2025 and 2024 and the audit report of HYYH on the Company’s financial statements for the fiscal year ended June 30, 2026 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles, except that such reports contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

From August 30, 2026 through the date of this Annual Report, (i) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and HYYH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that, if not resolved to HYYH’s satisfaction, would have caused HYYH to make reference thereto in connection with its report on the Company’s financial statements, and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), 2013 edition. Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2026. Management did not identify any material weaknesses in our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as a non-accelerated filer and a smaller reporting company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

No director or officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of (i) Rule 10b5-1(c); or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following is a list of our directors and executive officer.

Name	Age	Position
Kin (Stephen) Sze	55	Chief Executive Officer, Chairman of the Board of Directors
Pok Yu (Augustine) Chow (1)(2)(3)	73	Independent Director
Wei-Chieh Hao (1)(2)(3)	49	Independent Director
Richard T. Betts (1)(2)(3)	48	Independent Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Officers and Directors

Kin (Stephen) Sze. Mr. Sze is our Chief Executive Officer. He has more than 20 years of investment experience in the global financial market. He is responsible for formulating and implementing investment strategies, supervising various investment transactions in primary and secondary markets, managing asset allocation, evaluating investment opportunities and transaction structures. From July 2020 to October 2024, he was the executive director of Silverbricks Asset Management Company Limited. Silverbricks Asset Management Company Limited along with Silverbricks Securities Company Limited are primarily engaged in the Securities and Asset Management business and licensed by the Hong Kong SFC for Type 1, 2, 4, 6, 9 regulated activities to provide diversified financial services with all rounded products for institutional and retail clients. He is a director of Yoov Group Holding Limited, a cloud-based application platform as a service company, which entered into an Agreement and Plan of Merger to acquire Aptorum Group Limited (Nasdaq:APM) for $250 million in a reverse merger transaction. Since December 2, 2024, Mr. Sze has served as the Chief Financial Officer of Metal Sky Star Acquisition Corp (Nasdaq: MSSA, MSSAR, MSSAU, MSSAW), a Nasdaq-listed SPAC currently in the process of identifying a target company. He is also a shareholder of Nova Vision Acquisition Corporation (Nasdaq: NOVV, NOVVR, NOVVU, NOVVW), a SPAC company previously listed on Nasdaq that completed its business combination in November 2024. From March 2019 to June 2020, he served as Chief Executive Officer and Director of Proficient Alpha Acquisition Corp (Nasdaq: PAAC), a $115 million SPAC that completed its merger with Lion Group Holding Limited (“LGHL”) in June 2020. He served as the Executive Director of ABC International Holdings Limited, an investment banking business flagship of Agricultural Bank of China Limited, and was responsible for direct investment business. He worked as the Senior Manager at China Everbright Limited, a China-based financial group engaged in banking, securities, insurance, asset management, and direct investment. Mr. Sze received an MBA degree from the University of South Australia and a bachelor’s degree in chemical engineering from the University of Toronto. He is a Chartered Financial Analyst (“CFA”) charterholder, Fellow of Institute of Public Accountants and Institute of Financial Accountants. We believe that Mr. Sze is qualified to serve on our board of directors based on his extensive experience in corporate management and governance, investment management and advisory, accounting and finance.

Dr. Pok Yu (Augustine) Chow. Dr. Chow is one of our independent directors. Since May 2023, Dr. Chow has been serving as a director of Future Internet Technology International Ltd, a highly established, employee-focused provider of mission-critical information systems and technical support services. Since April 2022, Dr. Chow has been serving as a director of Asia Carbon Neutral Ltd, a global consulting firm that partners with leaders in business and society to achieve carbon neutrality. Since August 2021, Dr. Chow has been serving as a director of Delphinium Female Leadership Fund Ltd, an investment fund. Since February 1998, Dr. Chow has been serving as the chairman of Harmony Asset Management Limited, an asset management company that specializes in private equity and venture capital investment. During March 2007 to October 2022, Dr. Chow served as a director of Celsion Corporation (Nasdaq: CLSN), a fully integrated, clinical-stage biotechnology company. Dr. Chow earned a Master of Science degree in Management from London Business School, a Doctor of Philosophy degree in Business and Management from the University of South Australia, a Doctor of Philosophy degree in engineering from the City University of Hong Kong, and a Doctor of Philosophy degree in biology from the City University of Hong Kong in 1995, 1998, 2005 and 2012, respectively. We believe that Dr. Chow is qualified to serve on our board of directors based on his extensive experience in managing publicly-listed companies that are involved in manufacturing, marketing and financial services.

Wei-Chieh Hao. Mr. Hao has more than 25 years of experience in asset management and financial services. He has served as an Executive Director and Responsible Officer of Meyer Capital Group Limited since 2017. Prior to joining Meyer Capital Group Limited, Mr. Hao served as a Responsible Officer of Innovest Asset Management Limited from 2015 to 2017 and as an Executive Director and Responsible Officer of Ever-Long Capital Management Limited from 2014 to 2015. Earlier in his career, he held senior positions at Guoyuan Asset Management (Hong Kong) Limited and Jimei Asset Management Limited. Mr. Hao founded Temujin Global Asset Management Ltd in 2008 and served as its Managing Director until 2009. During the same period, he also served as a Non-Executive Director of Temujin International Investments Ltd, a Hong Kong-listed company. Mr. Hao holds an MBA in Communication Management from Shih Hsin University and also completed programs at Peking University HSBC Business School. Mr. Hao also holds various professional qualifications in securities and financial planning and has passed HKSI Licensing Examination Papers 1 and 6.

Richard T. Betts. Mr. Betts has more than 20 years of experience in financial auditing, sustainability, climate change and transformation. He is the founder and managing director of RZB Ltd, a sustainability advisory firm that he founded in 2024. Mr. Betts served as a Director of Sustainability at Deloitte in Copenhagen in 2025 and as a Partner in Corporate Sustainability and Climate Change at ERM UK from 2023 to 2024. From 2021 to 2023, he served as a Partner and Associate Partner in Climate Change and Sustainability Services at EY UK. He served as Director of Sustainability Services at KPMG Turkey from 2019 to 2021 and as Director and Senior Manager of Climate Change and Sustainability Services at EY Turkey from 2013 to 2019. Mr. Betts also worked in financial audit and climate change and sustainability services at KPMG UK from 2004 to 2013. Mr. Betts is a Fellow Chartered Accountant of the Institute of Chartered Accountants in England and Wales and holds an MPhil in Earth Sciences from the University of Cambridge and a BSc (Hons) in Geography from the University of Exeter.

Number, Terms of Office and Election of Officers and Directors

Our Board of Directors consists of four (4) members. Each of our directors will hold office for the term specified in the resolution appointing such director. Any vacancy on our Board of Directors may be filled by a resolution of our Board of Directors.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. Our Amended and Restated Memorandum and Articles of Association provide that our officers may consist of a Chairman of the Board of Directors, a Chief Executive Officer, a President, a Chief Financial Officer, one or more Vice Presidents, Secretaries and Treasurers, and such other officers as may from time to time be considered necessary or expedient.

Director Independence

NYSE requires that a majority of our board must be composed of “Independent Directors.” Currently, Dr. Pok Yu (Augustine) Chow, Mr. Wei-Chieh Hao and Mr. Richard T. Betts would each be considered an “Independent Director” under the NYSE listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Independent Directors will have regularly scheduled meetings at which only Independent Directors are present.

We will only enter into a business combination if it is approved by a majority of our Independent Directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested Independent Directors.

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Separately, pursuant to his independent director agreement, Richard T. Betts is entitled, subject to the consummation of our initial business combination and his continued service as a director through the closing thereof, to receive from our Sponsor a shareholder interest representing an indirect economic interest in 20,000 insider shares held by our Sponsor. Commencing on the date that our securities are first listed on NYSE through the earlier of consummation of our initial business combination and our liquidation, we will pay to our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of Independent Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors.

Audit Committee

Our Audit Committee consists of Dr. Pok Yu (Augustine) Chow, Mr. Wei-Chieh Hao and Mr. Richard T. Betts, each of whom satisfies the applicable independence requirements under the rules of the New York Stock Exchange and Rule 10A-3 under the Exchange Act. Mr. Richard T. Betts serves as the Chairperson of the Audit Committee.

The duties of the Audit Committee, as specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of Independent Directors” who are “financially literate” as defined under NYSE listing standards. NYSE listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NYSE that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Richard T. Betts is qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating and Corporate Governance Committee

We have established a corporate governance and nominating committee of the board of directors, which consists of Dr. Pok Yu (Augustine) Chow, Mr. Wei-Chieh Hao and Mr. Richard T. Betts, each of whom is an independent director under NYSE’s listing standards. Mr. Wei-Chieh Hao is the Chairperson of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our memorandum and articles of association. The corporate governance and nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of the Board of Directors, which consists of Dr. Pok Yu (Augustine) Chow, Mr. Wei-Chieh Hao and Mr. Richard T. Betts, each of whom is an independent director under the NYSE listing standards. Mr. Wei-Chieh Hao is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	Reviewing and approving the compensation disclosure and analysis prepared by Company management to be included in our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, except as disclosed in the prospectus dated June 8, 2026 and as permitted under the Letter Agreement, none of our Sponsor, any Insider, any affiliate of our Sponsor or any Insider, or any of our directors or officers will receive from us any finder’s fee, reimbursement, consulting fee or other compensation prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination. Payments permitted under the Letter Agreement may include the repayment of certain loans or advances, consulting, success or finder fees, customary fees for financial advisory services, reimbursement of reasonable out-of-pocket expenses and other payments permitted thereunder in connection with our initial business combination and certain other transactions. None of such payments will be made from funds held in the Trust Account prior to the completion of our initial business combination, except as permitted under the Trust Agreement.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Insider Trading Policy

The Company has not adopted an insider trading policy and procedures governing the purchase, sale and/or other disposition of the Company’s securities by its directors, officers and employees, or by the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. We expect that such a policy will be adopted by the post-business combination company in connection with our initial business combination.

Conflicts of Interest

Under British Virgin Islands law, directors owe the following fiduciary duties:

(i)	duty to act honestly and in good faith and in what the director believes to be in the best interests of the company;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose and directors shall not act, or agree to act, in a matter that contravenes the Companies Act or the memorandum and articles of association;

(iii)	duty to exercise the care, diligence and skill that a reasonable director would exercise in the same circumstances taking into account, but without limitation:

(a) the nature of the company;

(b) the nature of the decision; and

(c) the position of the director and the nature of the responsibilities undertaken by him;

(iv)	directors should not improperly fetter the exercise of future discretion;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our Sponsor owns 3,833,333 insider shares and, accordingly, our Sponsor and its sole shareholder may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, the approximately $0.0065 per share nominal price that our sponsor paid for the insider shares creates an incentive whereby our sponsor, directors and officers could potentially make a substantial profit even if the Company selects an acquisition target that subsequently declines in value and is unprofitable for public investors. In addition, if we do not consummate a business combination within the prescribed period, the insider shares, private units and their underlying securities will be worthless, which could create an incentive for our initial shareholders to complete a transaction regardless of its ultimate value.

●	Commencing on the date that our securities were first listed on NYSE through the earlier of the consummation of our initial business combination and our liquidation, we reimburse our sponsor in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to us.

●	Each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	None of our officers or directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	Since December 2, 2024, Mr. Kin (Stephen) Sze, our Chief Executive Officer has served as the Chief Financial Officer of Metal Sky Star Acquisition Corp (Nasdaq: MSSA, MSSAR, MSSAU, MSSAW), a Nasdaq-listed SPAC currently in the process of identifying a target company. Mr. Sze is a minority beneficial owner of a SPAC company, Nova Vision Acquisition Corporation (“Nova Vision”) (Nasdaq: NOVV, NOVVR, NOVVU, NOVVW). In addition, Poseidon Ocean Corporation, a British Virgin Islands company controlled by Mr. Sze, is an advisor to the board of Nova Vision. Nova Vision completed its business combination in November 2024. In addition, Mr. Sze was the chief executive officer and director of another SPAC, Proficient Alpha Acquisition Corp (“PAAC”), from March 2019 to June 2020. PAAC completed a business combination with Lion Group Holding Limited (Nasdaq: LGHL) in June 2020. Since both SPACs with which Mr. Sze is or was affiliated to have either identified an acquisition target or completed a business combination transaction, we do not believe, that any of his fiduciary duties or contractual obligations would materially undermine our ability to complete our business combination.

Each SPAC operates independently and Mr. Kin (Stephen) Sze is required to present potential acquisition opportunities to each SPAC based on the specific investment objectives, industry focus, size parameters, and other criteria set forth in the governing documents of the respective SPACs. Additionally, in circumstances where an opportunity could reasonably fall within the mandate of more than one SPAC, Mr. Kin (Stephen) Sze follows standard conflict-resolution and allocation procedures which include consulting with the respective SPAC boards and sponsors to determine the appropriate allocation consistent with fiduciary duties and applicable policies, and that the sponsor and affiliated persons are subject to fiduciary duties under applicable law and contractual obligations, in which conflicts are addressed through recusal of conflicted individuals, review by independent directors where appropriate, and documentation of the basis for allocation decisions.

Additionally, acquisition opportunities are generally allocated based on objective criteria such as investment strategy, geographic focus, industry focus, transaction size, and stage of development specified in the applicable SPAC’s governing documents and offering materials. Where an opportunity falls within the investment mandate of more than one affiliated SPAC, allocation decisions are made in good faith by the sponsor and relevant fiduciaries based on factors including relative capital availability, timing considerations (including remaining life of the SPAC), likelihood of consummating a transaction, and the best interests of the applicable SPAC and its shareholders.

In furtherance of the above, Mr. Kin (Stephen) Sze has also disclosed that he has worked as an Advisor for DT Cloud Acquisition Corp. and as the current Chief Financial Officer for Metal Sky Star Acquisition Corp.

●	Each of our officers and directors presently has, and in the future any of our directors and our officers may have, additional fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands laws, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she may need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under British Virgin Islands laws. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under British Virgin Islands laws, we renounce our interest or expectancy in any corporate opportunity offered to any officer or director and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. However, based on the existing relationships of our sponsor, directors and officers, their level of financial investment in us and the potential loss of such investment if no business combination is consummated, the fact that we may consummate a business combination with a target in a wide range of industries, and that both SPACs with which Mr. Kin (Stephen) Sze, our Chief Executive Officer is or was affiliated to, have either identified an acquisition target or completed a business combination transaction, we do not believe, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Our officers and directors will not receive distributions from the trust account with respect to any insider shares held by them if we do not complete a business combination. Furthermore, our initial shareholders have agreed that the private units will not be sold or transferred by them until the earlier of (i) 180 days after the completion of the initial business combination and (ii) the date following the initial business combination on which the Company completes a liquidation, merger, share exchange or similar transaction resulting in all shareholders having the right to exchange their ordinary shares for cash, securities or other property, subject to the permitted transfers set forth in the Letter Agreement. In addition, our officers and directors may loan funds to us following our IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf, which may only be repaid or reimbursed if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or members of our management team; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

The conflicts described above may not be resolved in our favor.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors. These fiduciary duties require our officers and directors to dedicate a portion-or, in some cases, substantially all-of their business time to their respective responsibilities and portfolio companies. Additionally, our officers and directors may have fiduciary obligations to present acquisition opportunities to the entities to which they owe these duties. In the event that the relevant director or officer or our Board and officers determine that a conflict of interest has arisen with regards to pre-existing fiduciary or contractual obligations of our officers and directors, our Board and officers will require that such director or officer with conflicting interests recuse themself from all decisions pertaining to the circumstances giving rise to the conflict of interest. Our amended and restated memorandum and articles of association following our listing on NYSE will also provide that a director shall forthwith after becoming aware of the fact that he/she is interested in a transaction entered into or to be entered into by the Company, disclose the interest to all other directors of the Company.

Name of Individual(1)	Name of Affiliated Company	Affiliation
Mr. Kin (Stephen) Sze	Silverbricks Asset Management Company Limited	Executive Director
	Metal Sky Star Acquisition Corp	Chief Financial Officer
	Nova Vision Acquisition Corporation	Minority Beneficial Owner
	Proficient Alpha Acquisition Corp	Chief Executive Officer and Director from March 2019 to June 2020

Dr. Pok Yu (Augustine) Chow	Harmony Asset Management Limited	Chairman
	Celsion Corporation	Director
	Delphinium Female Leadership Fund Ltd.	Director

Mr. Wei-Chieh Hao	Meyer Capital Group Limited	Executive Director

Mr. Richard T. Betts	RZB Ltd	Founder and Managing Director

(1)	Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations.

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchase ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and Independent Directors (if we have any at that time). Furthermore, except as disclosed in the prospectus dated June 8, 2026, and as permitted under the letter agreement, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination. Any payments permitted under the letter agreement may not be made from the proceeds held in the trust account, other than interest earned thereon, prior to the completion of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

British Virgin Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the British Virgin Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide that, subject to certain limitations, the company shall indemnify its directors and officers against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Separately, pursuant to his independent director agreement, Richard T. Betts is entitled, subject to the consummation of our initial business combination and his continued service as a director through the closing thereof, to receive from our Sponsor a shareholder interest representing an indirect economic interest in 20,000 insider shares held by our Sponsor. Since June 9, 2026, the Company has been obligated to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of Independent Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares(2)
Kin (Stephen) Sze	-	-
Pok Yu (Augustine) Chow	-	-
Wei-Chieh Hao	-	-
Richard T. Betts	-	-
All directors and executive officers (four individuals) as a group	-	-
Other Five Percent or Greater Shareholders
SB Capital Holding Corporation(3)	3,983,333	25.45%
Chi-Ping Cindy Lee(3)	3,983,333	25.45%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Ocean Capital Acquisition Corporation, 1209 Orange St, Wilmington, DE 19801, USA and our telephone number is +1 (323) 242-0766.

(2)	Based on 15,653,333 ordinary shares issued and outstanding as of September 25, 2026, consisting of (i) 11,500,000 ordinary shares included in the public units issued in our Initial Public Offering, including 1,500,000 ordinary shares issued pursuant to the underwriters’ full exercise of their over-allotment option, (ii) 3,833,333 insider shares, none of which were forfeited as a result of the underwriters’ full exercise of their over-allotment option, (iii) 150,000 ordinary shares included in the Private Placement Units and (iv) 170,000 Representative Shares.

(3)	Represents 3,983,333 ordinary shares held by SB Capital Holding Corporation, our Sponsor, consisting of 3,833,333 insider shares and 150,000 ordinary shares included in the Private Placement Units. Chi-Ping Cindy Lee owns 100% of the outstanding shares of our Sponsor and exercises sole voting and dispositive powers with respect to the shares held by our Sponsor. The address of our Sponsor is Ritter House, Wickhams Cay II, P.O. Box 3170, Road Town, Tortola VG 1110, British Virgin Islands.

Equity Compensation Plan Information

As of June 30, 2026, we had no equity compensation plans in place.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

The Company conducts periodic review of such forms furnished to us and written representations from certain reporting persons. Based solely on our review of the reports filed with the SEC pursuant to Section 16(a) of the Exchange Act and written representations from certain reporting persons, Mr. Kin (Stephen) Sze, Mr. Man Kai (Anthony) Ho, Dr. Pok Yu (Augustine) Chow, Dr. Hiu Man (Elliott) Cheng and Mr. Hin Wing (Simon) Wong, and SB Capital Holding Corporation, our Sponsor, have not filed their respective Forms 3 reporting their initial beneficial ownership following the registration of our ordinary shares under Section 12 of the Exchange Act in June 2026. We understand that each of the foregoing reporting persons is working to complete the applicable filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2021, 1,000,000 insider shares were issued to the Sponsor. In March 2022, the Company issued an additional 725,000 shares to the Sponsor. In December 2025, the Company issued an additional 575,000 shares to the Sponsor. In February 2026, the Company issued an additional 1,533,333 shares to the Sponsor, resulting in an aggregate of 3,833,333 ordinary shares outstanding and held by our Sponsor, for an aggregate purchase price of $25,000, or approximately $0.0065 per share.

On September 17, 2026, pursuant to separate share transfer instruments, Poseidon Ocean Corporation transferred 3,813,333 ordinary shares of our Sponsor held by it to Chi-Ping Cindy Lee, and each of Hin Wing (Simon) Wong, Hiu Man (Elliott) Cheng, Pok Yu (Augustine) Chow and Man Kai (Anthony) Ho transferred 5,000 ordinary shares of our Sponsor held by him to Chi-Ping Cindy Lee. The foregoing transfers comprised an aggregate of 3,833,333 ordinary shares of our Sponsor, representing all of its issued and outstanding equity interests. Following completion of the transfers, Chi-Ping Cindy Lee owns 100% of the issued and outstanding equity interests in our Sponsor and exercises sole voting and dispositive power with respect to the securities of the Company held by our Sponsor, including 3,833,333 insider shares and 150,000 ordinary shares included in the Private Placement Units. Our Sponsor continues to serve as our sponsor and remains the record holder of the same number of securities of the Company as it held immediately prior to the transfers. Our Sponsor’s existing rights and obligations under the agreements entered into in connection with our Initial Public Offering remain unchanged. The Company was not a party to the transfers and did not issue or transfer any securities or receive any consideration in connection with the transfers. Pursuant to his independent director agreement, Richard T. Betts is entitled, subject to the consummation of our initial business combination and his continued service as a director through the closing thereof, to receive from our Sponsor a shareholder interest representing an indirect economic interest in 20,000 insider shares held by our Sponsor. As of the date of this annual report, no other person has a direct or indirect material interest in our sponsor.

Simultaneously with our Initial Public Offering, pursuant to the Sponsor Private Placement Units Purchase Agreement, our Sponsor purchased from us an aggregate of 150,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $1,500,000. The 150,000 Private Placement Units included 143,250 Private Placement Units that our Sponsor had initially committed to purchase and an additional 6,750 Private Placement Units purchased in connection with the underwriters’ full exercise of their over-allotment option. No underwriting discounts or commissions were paid in connection with the sale of the Private Placement Units. The Private Placement Units were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

In order to meet our working capital needs following our Initial Public Offering, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be repaid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $300,000 of the notes may be converted upon consummation of our initial business combination into private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

The holders of our insider shares issued and outstanding on the date of our Initial Public Offering, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans or loans to extend the time available for us to consummate our initial business combination, are entitled to registration rights pursuant to an agreement signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private units or securities issued in payment of working capital loans or loans to extend our life made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of March 31, 2026, our sponsor had loaned us an aggregate of $480,772 to be used to pay formation expenses and a portion of the expenses of our Initial Public Offering. The loan became due, without interest, upon the consummation of our Initial Public Offering on June 10, 2026. As of June 30, 2026, no amount remained outstanding under the loan.

On June 10, 2026, we entered into an Administrative Services Agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor $10,000 per month for office space and administrative and support services. The arrangement will continue until the earlier of the consummation of our initial business combination and our liquidation. As of June 30, 2026, $10,000 was payable to our Sponsor under this arrangement.

Other than the fees described above and payments disclosed in the prospectus dated June 8, 2026, or permitted under the letter agreement, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to our Initial Public Offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is). Such permitted payments may include consulting, success or finder fees, customary fees for financial advisory services, reimbursement of reasonable out-of-pocket expenses and repayment of loans or advances permitted under the letter agreement, none of which may be paid from the proceeds held in the trust account, other than interest earned thereon, prior to the completion of our initial business combination.

We reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Our audit committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. HYYH CPA. LLC (“HYYH”) has served as our independent registered public accounting firm since August 31, 2026.

The following table presents the aggregate fees billed or expected to be billed by HYYH and YCM for professional services rendered for the fiscal years ended June 30, 2026 and 2025.

Fee Category	HYYH -Fiscal Year Ended June 30, 2026	YCM -Fiscal Year Ended June 30, 2026	YCM -Fiscal Year Ended June 30, 2025
Audit Fees	$60,000	61,000	55,000
Audit-Related Fees	$-	625	-
Tax Fees	$-	-	-
All Other Fees	$-	870	2,830
Total	$60,000	62,495	57,830

Audit Committee Pre-Approval Policy

Our audit committee pre-approves all audit and permissible non-audit services to be performed for us by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Financial Statements on Page F-1 and Exhibit Index below.

(b)	See Exhibit Index below.

(c)	Not applicable.

Exhibit Index

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

No.	Description of Exhibit
1.1	Underwriting Agreement dated June 8, 2026, between the Company and A.G.P./Alliance Global Partners, as representative of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company, effective June 10, 2026. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Share Certificate. (2)
4.3	Specimen Right Certificate (2)
4.4	Rights Agency Agreement, dated June 10, 2026, between the Company and Odyssey Transfer and Trust Company. (1)
4.5	Warrant Agreement, dated June 10, 2026, between the Company and Odyssey Transfer and Trust Company. (1)
4.6	Specimen Warrant Certificate. (2)
4.7*	Description of Securities
10.1	Investment Management Trust Agreement, dated June 10, 2026, between the Company and Odyssey Transfer and Trust Company. (1)
10.2	Private Placement Unit Subscription Agreement, dated June 10, 2026, between the Company and SB Capital Holding Corporation. (1)
10.3	Letter Agreement, dated June 8, 2026, among the Company, its sponsor and its officers and directors. (1)
10.4	Form of Indemnity Agreement between the Company and its directors and officers. (1)
10.5	Administrative Services Agreement, dated June 10, 2026, between the Company and SB Capital Holding Corporation. (1)
10.6	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders. (3)
10.7	Amended and Restated Promissory Note dated August 19, 2024, issued by the Company to SB Capital Holding Corporation. (2)
10.9	Independent Director Agreement, dated August 16, 2026, between the Company and Wei-Chieh Hao. (4)
10.10	Independent Director Agreement, dated August 18, 2026, between the Company and Richard T. Betts. (4)
14.1	Code of Ethics. (2)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy. (2)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2026.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on May 22, 2026.
(3)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A filed on August 10, 2023.
(4)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed on August 19, 2026.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OCEAN CAPITAL ACQUISITION CORPORATION

	By:	/s/ Kin (Stephen) Sze
	Name:	Kin (Stephen) Sze
	Title:	Chief Executive Officer

Date: September 28, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kin (Stephen) Sze	Chief Executive Officer, Chairman of the Board of Directors	September 28, 2026
Kin (Stephen) Sze	(Principal Executive Officer and Principal Financial Officer)

/s/ Pok Yu (Augustine) Chow	Independent Director	September 28, 2026
Pok Yu (Augustine) Chow

/s/ Wei-Chieh Hao	Independent Director	September 28, 2026
Wei-Chieh Hao

/s/ Richard Betts	Independent Director	September 28, 2026
Richard Betts

OCEAN CAPITAL ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ocean Capital Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ocean Capital Acquisition Corporation (the “Company”) as of June 30, 2026 and 2025, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026, and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before June 10, 2027 (unless further extended). There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to June 10, 2027 (unless further extended), if at all. The Company also has no approved plan in place to extend the business combination deadline beyond June 10, 2027 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HYYH CPA. LLC

We have served as the Company’s auditor since 2026.
Baltimore, Maryland
September 28, 2026

OCEAN CAPITAL ACQUISITION CORPORATION

BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2026	2025

Assets
Current assets:
Cash	$171,379	$508
Prepaid expenses	57,453	7,735
Total current assets	228,832	8,243
Cash and marketable securities held in trust	115,226,525	-
Deferred offering costs	-	155,978
Total assets	$115,455,357	$164,221

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$90,668	$26,316
Promissory note - related party	-	400,057
Amount due to sponsor	10,000	-
Total current liabilities	100,668	426,373
Deferred Underwriting Commission	4,025,000	-
Total non-current liabilities	4,025,000	-
Total liabilities	4,125,668	426,373

Commitments and contingencies
Ordinary shares subject to possible redemption (11,500,000 shares at redemption value $115,226,525)	115,226,525	-

Shareholders’ deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,153,333 and 1,725,000 shares issued and outstanding as of June 30, 2026 and 2025, respectively	415	173
Additional paid-in capital	-	24,827
Accumulated deficit	(3,897,251)	(287,152)
Total shareholders’ deficit	(3,896,836)	(262,152)
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$115,455,357	$164,221

See accompanying notes to financial statements.

OCEAN CAPITAL ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended June 30,
	2026	2025
General and administrative expenses	$265,286	$189,492
Interest earned in trust account	(226,525)	-
Net Loss	$(38,761)	$(189,492)

Weighted-average ordinary shares outstanding
Redeemable ordinary shares, basic and diluted - weighted-average shares outstanding	661,644	-
Non-redeemable ordinary shares, basic and diluted - weighted-average shares outstanding	2,439,324	1,725,000
Redeemable ordinary shares, basic and diluted net income per share - redeemable ordinary shares	29.29	-
Non-redeemable ordinary shares, basic and diluted net loss per share - non-redeemable ordinary shares	(7.96)	(0.11)

See accompanying notes to financial statements.

OCEAN CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary Shares			Accumulated	Total Shareholders’
	Shares	Amount	APIC	Deficit	Deficit
Balance at June 30, 2024	1,725,000	$173	$24,827	$(97,660)	$(72,660)
Net loss	-	-	-	(189,492)	(189,492)
Balance at June 30, 2025	1,725,000	173	24,827	(287,152)	(262,152)
Issuance of ordinary shares	2,108,333	210	(210)	-	-
Sale of Private Placement Units	150,000	15	1,499,985	-	1,500,000
Fair value allocated to Public Rights	-	-	18,964,715	-	18,964,715
Fair value allocated to Public Warrants	-	-	1,211,710	-	1,211,710
Representative Shares and related equity-classified offering costs, net*	170,000	17	(625,673)	-	(625,656)
Subsequent measurement of redeemable ordinary shares	-	-	-	(226,525)	(226,525)
Accretion of redeemable ordinary shares to redemption value	-	-	(21,075,354)	(3,344,813)	(24,420,167)
Net loss	-	-	-	(38,761)	(38,761)
Balance at June 30, 2026	4,153,333	$415	$-	$(3,897,251)	$(3,896,836)

*	Represents the fair value of Representative Shares, net of offering costs allocated to equity-classified instruments.

See accompanying notes to financial statements.

OCEAN CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the Years Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(38,761)	$(189,492)
Adjustment to reconcile net loss to net cash used in operating activities:
Interest income earned in cash and investments held in trust account	(226,525)	-
General and administrative expenses paid by related party	72,715	179,245
Change in operating assets and liabilities:	-	-
Prepaid expenses	(49,718)	(493)
Accrued expenses	64,352	9,587
Amount due to sponsor	10,000	-
Net cash used in operating activities	(167,937)	(1,153)
Cash flows from investing activities:
Investment of cash in Trust Account	(115,000,000)	-

Net cash used in investing activities	(115,000,000)	-

Cash flows from financing activities:
Sale of units to the founder in private placement	1,500,000	-
Proceeds from issuance promissory note	-	-
Proceeds from sale of units	115,000,000
Payment of offering costs	(680,420)	(24,000)
Payment of promissory note to Sponsor	(480,772)	-

Net cash provided by (used in) financing activities	115,338,808	(24,000)
Net increase (decrease) in cash	170,871	(25,153)

CASH, BEGINNING OF PERIOD	508	25,661
CASH, END OF PERIOD	$171,379	$508

Non-cash investing and financing activities
Deferred underwriting compensation	$4,025,000	$-
Initial value of ordinary share subject to possible redemption	$90,579,833	$-
Reclassification of offering costs related to public shares	$4,243,742	$-
Accretion of ordinary shares subject to possible redemption to redemption value	$24,420,167	$-
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned in Trust Account)	$226,525	$-
Fair value of Representative Shares issued to underwriter as non-cash offering costs	$280,500	$-

See accompanying notes to financial statements.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Ocean Capital Acquisition Corporation (the “Company”) is a blank check company incorporated on August 20, 2021, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

The Company is an early-stage company and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage companies and emerging growth companies. The Company has selected June 30 as its fiscal year end.

The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

The registration statement for the Company’s Initial Public Offering (“Initial Public Offering”) was declared effective on June 8, 2026. On June 10, 2026, the Company consummated the Initial Public Offering of 11,500,000 units (the “Public Units”), which includes 1,500,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at $10.00 per Public Unit, generating gross proceeds of $115,000,000 to the Company. Each Unit consists of one ordinary share, one right (“Public Right”) and one warrant (the “Public Warrant”). Each whole Public Right will entitle the holder to receive one ordinary share upon consummation of initial business combination. Each Public Warrant will entitle the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment as provided in the warrant agreement.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 150,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to SB Capital Holding Corporation (the “Sponsor”), generating gross proceeds of $1,500,000 to the Company. Each Private Placement Unit consists of one ordinary share, one right (“Private Placement Right”) and one warrant (the “Private Placement Warrant”). Each Private Placement Right will entitle the holder to receive one ordinary share upon consummation of the initial business combination. Each Private Placement Warrant will entitle the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment as provided in the warrant agreement.

Following the closing of the Initial Public Offering, the aggregate amount of $115,000,000 ($10.00 per Public Unit) was held in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Odyssey Transfer and Trust Company, acting as trustee. Funds held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

Pursuant to the New York Stock Exchange (“NYSE”) listing rules, the Company’s initial business combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the balance in the Trust Account (excluding any taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement for such Business Combination, which may involve the simultaneous acquisition of more than one target business. The fair market value of the target business or businesses will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value. The board of directors will have broad discretion in choosing the standards used to establish the fair market value of any prospective target business. The target business or businesses that the Company acquires may have a collective fair market value substantially in excess of 80% of the Trust Account balance. The Company will not be required to comply with the 80% fair market value requirement if its securities are delisted from the NYSE.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (Continued)

There can be no assurance that the Company will be able to successfully consummate a Business Combination. The Company will provide its public shareholders with the opportunity to redeem all or a portion of their ordinary shares sold in the Initial Public Offering (“Public Shares”) upon the completion of a Business Combination, either (i) in connection with a meeting of shareholders called to approve such Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company in its sole discretion. Public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to redeeming shareholders will not be reduced by the deferred underwriting commissions payable to the underwriters.

The Public Shares that are subject to possible redemption are recorded at their redemption value and classified as temporary equity in the Company’s balance sheet upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not elect to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and will file tender offer documents with the SEC, containing substantially the same information as would be included in a proxy statement, prior to completing a Business Combination.

The Company’s initial shareholders (the “Initial Shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the private placement units (the “Private Placement Shares”) and any ordinary shares sold in the Initial Public Offering that they may acquire during or after the Initial Public Offering in favor of a Business Combination; (b) not to propose, or vote in favor of, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would stop the public shareholders from redeeming their Public Shares in connection with a Business Combination or that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below), unless the Company provides public shareholders with the opportunity to redeem their Public Shares for cash from the Trust Account in connection with any such vote; (c) not to redeem any founder shares or Private Placement Shares, or any Public Shares they may acquire during or after the Initial Public Offering, for cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any such shares to the Company in a tender offer in connection with a Business Combination) or in connection with a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights or pre-Business Combination activity; and (d) that the founder shares and Private Placement Shares will not participate in any liquidating distributions from the Trust Account upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold (including any Public Shares purchased during or after the Initial Public Offering) if the Company fails to complete a Business Combination.

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months from the consummation of the Initial Public Offering, the Company may, subject to shareholder approval and an amendment to its Amended and Restated Memorandum and Articles of Association, extend the period within which it must consummate a Business Combination for a total period of up to thirty-six months from the consummation of the Initial Public Offering (the “Combination Period”).

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (Continued)

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, in each case subject to the Company’s obligations under British Virgin Islands law (or such other applicable law) to provide for claims of creditors and the requirements of other applicable law. The underwriters of the Initial Public Offering have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In such event, it is possible that the per-share value of the assets remaining available for distribution will be less than $10.00.

The Company’s Sponsor has agreed that it will be liable to the Company if, and to the extent that, any claims by a vendor for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per Public Share, except as to (i) any claims by a third party who has executed a waiver of any and all rights to seek access to the Trust Account and (ii) any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that any such waiver is deemed unenforceable against a third party, the Sponsor will not be responsible for such third-party claims to the extent of any liability arising therefrom. The Company seeks to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Transaction costs amounted to $5,149,898, consisting of $517,500 of underwriting commissions, $4,025,000 of deferred underwriting commissions and $607,398 of other offering costs.

Trust Account

Following the closing of the Initial Public Offering, the aggregate amount of $115,000,000 ($10.00 per Public Unit) was held in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Odyssey Transfer & Trust Company, acting as trustee. The fund will be invested only in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds in the Trust Account will not be released until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within the Combination Period pursuant to an amendment to the Company’s amended and restated memorandum and articles of association or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial Business Combination within 12 months from the closing of the Initial Public Offering, or such later date as may be approved pursuant to an amendment to the Company’s amended and restated memorandum and articles of association, subject to applicable law.

As of June 30, 2026 and 2025, the Company has $115,226,525 and $nil marketable securities held in the Trust Account, respectively.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (Continued)

Going Concern Consideration

As of June 30, 2026, the Company had approximately $0.2 million in cash held outside the Trust Account and working capital of approximately $0.1 million. The Company has incurred and expects to continue to incur significant costs in connection with operating as a public company and pursuing its initial Business Combination.

The Company must consummate its initial Business Combination by 12 months from the consummation of the Initial Public Offering, unless the period within which the Company must consummate its initial Business Combination is extended in accordance with its Amended and Restated Memorandum and Articles of Association. If the Company is unable to consummate its initial Business Combination within the applicable period, the Company will be required to cease all operations except for the purpose of winding up, redeem the outstanding Public Shares and thereafter liquidate and dissolve.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management determined that the mandatory liquidation and subsequent dissolution of the Company, should a Business Combination not be completed within the applicable period, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Emerging growth company (Continued)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

In preparing of financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $171,379 and $508 in cash as of June 30, 2026 and 2025, respectively.

Cash and Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividends earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $115,226,525 and $nil marketable securities held in the Trust Account as of June 30, 2026 and 2025, respectively.

During the year ended June 30, 2026, interest and dividends earned in the Trust Account amounted to $226,525, which was reinvested in the Trust Account. During the year ended June 30, 2025, there was no balance of marketable securities and no related investment income as the account had not opened.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Prior to the consummation of the Initial Public Offering, offering costs consisting of legal, accounting and other costs directly related to the Initial Public Offering were deferred. Upon completion of the Initial Public Offering, such costs were allocated to the separable financial instruments issued in the Initial Public Offering based on their relative fair values. Offering costs allocated to equity-classified instruments were charged to shareholders’ equity, while offering costs allocated to ordinary shares subject to possible redemption were charged against the carrying value of such shares. Offering costs also included the fair value of ordinary shares issued to the underwriter and/or its designees as partial underwriting compensation. Such non-cash offering costs were allocated among the separable financial instruments issued in the Initial Public Offering based on their relative fair values in the same manner as other offering costs. As of June 30, 2026 and 2025, deferred offering costs were $nil and $155,978, respectively.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Ordinary Share Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying amount of the redeemable ordinary shares to equal their redemption value at the end of each reporting period. Changes in the carrying amount are recognized as charges against additional paid-in capital, to the extent available, and accumulated deficit thereafter. Interest and dividends earned on the assets held in the Trust Account, as well as any extension contributions deposited into the Trust Account, are reflected in the redemption value of the redeemable ordinary shares.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes (Continued)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net loss per share

The Company calculates net income (loss) per ordinary share in accordance with ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, redeemable ordinary shares and non-redeemable ordinary shares, and applies the two-class method.

In applying the two-class method, net income (loss) available to ordinary shareholders is adjusted for the accretion of redeemable ordinary shares to redemption value. The resulting amount is allocated between the redeemable and non-redeemable ordinary shares based on the weighted-average number of shares of each class outstanding during the period. The accretion of redeemable ordinary shares to redemption value is treated as a deemed dividend to the holders of the redeemable ordinary shares and is allocated to the redeemable ordinary shares.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Rights and Warrants issued in connection with the Initial Public Offering and the Private Placement because the issuance or exercise of the underlying ordinary shares is contingent upon the occurrence of future events. Accordingly, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net loss per share presented in the statement of operations is based on the following:

	For the year ended June 30, 2026	For the year ended June 30, 2025
Net loss	(38,761)	(189,492)
Less: Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	(226,525)	-
Less: Accretion of redeemable ordinary shares subject to redemption value	(24,420,167)	-
Net loss including accretion of redeemable ordinary shares to redemption value	(24,685,453)	(189,492)

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net loss per share (Continued)

	For the year ended June 30, 2026		For the year ended June 30, 2025
	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net loss	(19,418,394)	(5,267,059)	(189,492)	-
Subsequent measurement of ordinary shares subject to redemption - Redeemable	-	226,525	-	-
Accretion to redemption value	-	24,420,167		-
Allocation of net income (loss)	(19,418,394)	19,379,633	(189,492)	-

Denominators:
Weighted-average shares outstanding	2,439,324	661,644	1,725,000	-
Basic and diluted net income (loss) per share	(7.96)	29.29	(0.11)	-

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the private placement warrants included in the Private Placement Units in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants (as defined below) and the private placement warrants meet the criteria for equity treatment and as such will be recorded in shareholder’s equity. If the Public Warrants and private placement warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statements of operations.

Rights

The Company accounts for the Rights issued in connection with the Public Offering and the private placement rights included in the Private Placement Units in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Rights (as defined below) and the private placement rights meet the criteria for equity treatment and as such will be recorded in shareholder’s equity. If the Rights and private placement rights no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statements of operations.

Share-based compensation

The Company accounts for share-based compensation arrangements in accordance with ASC Topic 718, “Compensation-Stock Compensation.” Share-based awards granted by the Sponsor or other economic interest holders of the Company to directors or other service providers of the Company in exchange for services provided to the Company are accounted for as share-based compensation by the Company.

Share-based compensation associated with equity-classified awards is measured at fair value on the grant date. For awards subject to a performance condition, compensation expense is recognized when the achievement of the performance condition is considered probable. Any compensation cost recognized for awards funded by the Sponsor or another economic interest holder is reflected as a capital contribution to the Company.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, would have a material effect on the accompanying financial statements.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Public Units, which includes 1,500,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at a purchase price of $10.00 per Public Unit. Each Unit consists of one ordinary share, one Public Right and one Public Warrant. Each whole Public Right will entitle the holder to receive one ordinary share upon consummation of initial business combination. Each Public Warrant will entitle the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment as provided in the warrant agreement.

All of the 11,500,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Company’s redeemable ordinary shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital, with any excess recorded in accumulated deficit).

On June 30, 2026 ordinary shares reflected on the balance sheet were reconciled in the following table:

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public rights	(18,964,715)
Proceeds allocated to public warrants	(1,211,710)
Offering costs allocated to ordinary shares subject to possible redemption	(4,243,742)

Plus:
Accretion of carrying value to redemption value	24,420,167
Ordinary shares subject to possible redemption at June 10, 2026	115,000,000
Subsequent measurement for interest earned in the Trust Account	226,525
Ordinary shares subject to possible redemption as of June 30, 2026	$115,226,525

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 150,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for aggregate gross proceeds of $1,500,000.

Each Private Placement Unit consists of one ordinary share, one Private Placement Right and one Private Placement Warrant. Each Private Placement Right will entitle the holder to receive one ordinary share upon consummation of the initial business combination. Each Private Placement Warrant will entitle the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment as provided in the warrant agreement. The Private Placement Warrants become exercisable on the later of (i) the consummation of the Company’s initial business combination and (ii) 12 months from the closing of the Initial Public Offering, and expire five years after the consummation of the initial business combination or upon liquidation of the Company if the Company fails to complete an initial business combination, in each case as set forth in the Warrant Agreement.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder shares

In August 2021, the Company issued 1,000,000 insider shares to the Sponsor. In March 2022, the Company issued an additional 725,000 shares to the Sponsor. In December 2025, the Company issued an additional 575,000 shares to the Sponsor. In February 2026, the Company issued an additional 1,533,333 shares to the Sponsor, resulting in an aggregate of 3,833,333 shares with a purchase price of $25,000. The Sponsor agreed to forfeit up to 500,000 founder shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Sponsor would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering.

Additionally, our initial shareholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) and for a period that is the earlier of (A) 180 days after the date of the Business Combination or (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after an initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property, (the “Lock-Up Period”) and shall not, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or caused to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (iii) complete any offering of debt securities of the Company, other than entering into a line of credit with a traditional bank or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company, whether any such transaction described in clause (i), (ii), (iii) or (iv) above is to be settled by delivery of shares of capital stock of the Company or such other securities, in cash or otherwise.

On June 10, 2026 since the underwriter exercised the over-allotment in full, no founder shares were forfeited.

Private Placement

The Company consummated the sale of 150,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $1,500,000 to the Company (See Note 4).

Promissory Note – Related Party

On March 31, 2022, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $600,000. The Promissory Note is non-interest bearing and payable promptly the earlier of (i) December 31, 2024 and (ii) the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities.

On August 19, 2024, the Company and the Sponsor amended and restated the Promissory note, the principal amount reduced to $300,000.

On January 1, 2025, the Company and the Sponsor or SB Capital Holding Corporation (the “Assignor”) in interest executed a new Promissory Note to completely amend and replace that certain Promissory Note dated as of August 19, 2024. The new Promissory Note with principal amount up to $600,000 is non-interest bearing and extends the maturity to the earlier of (i) December 31, 2025 and (ii) the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. The Company consents to the assignment and agrees to pay Assignor directly. Assignor retains obligations under the note unless modified with Assignee’s consent.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Promissory Note – Related Party (continued)

On January 1, 2026, the Company and the Sponsor executed a written amendment agreement to further amend the new Promissory Note that took effect on January 1, 2025. This amendment extends the maturity date of the new Promissory Note to the earlier of (i) December 31, 2026, or (ii) the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. All other terms and conditions of the Promissory Note remain unchanged and in full force and effect.

Prior to the consummation of the Initial Public Offering, the Company had $480,772 outstanding under the Promissory Note, including amounts advanced to fund formation and offering-related expenses. Upon the closing of the Initial Public Offering on June 10, 2026, the Company repaid the entire outstanding balance of $480,772 using proceeds from the private placement. As of June 30, 2026, no amounts remained outstanding under the Promissory Note.

Administrative Services Arrangement

The Sponsor agreed that, commencing from the date that the Company’s securities were first listed on NYSE through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services.

NOTE 6 – REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2026 there were 4,153,333 non-redeemable ordinary shares issued and outstanding, and 11,500,000 ordinary shares subject to possible redemption which were classified outside of permanent equity on the balance sheet.

Rights

Each holder of a right is entitled to receive one ordinary share upon consummation of the Company’s initial Business Combination, even if the holder of such right redeemed all shares held by it in connection with the Business Combination. No additional consideration is required to be paid by a holder of rights in order to receive the ordinary shares underlying such rights upon consummation of a Business Combination, as the consideration therefore was included in the purchase price paid by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company is not the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per-share consideration received by holders of ordinary shares in the transaction on an as-converted basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the underlying ordinary shares without payment of additional consideration. The ordinary shares issuable upon conversion of the rights are freely tradable, except to the extent held by affiliates of the Company. If the Company does not consummate an initial business combination and liquidates, the rights will expire without value.

As of June 30, 2026, the Company had 11,500,000 Public Rights and 150,000 Private Placement Rights outstanding.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT (Continued)

Warrants

In connection with the Initial Public Offering, the Company issued Public Warrants and Private Placement Warrants. Each warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment as provided in the Warrant Agreement. The warrants become exercisable on the later of (a) the completion of the Company’s initial Business Combination and (b) 12 months after the closing of the Initial Public Offering. The warrants will expire five years after the completion of the initial Business Combination or upon liquidation of the Company if the Company fails to complete an initial Business Combination within the required period. The Public Warrants may also expire upon redemption in accordance with the Warrant Agreement.

The Company has agreed that, as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its best efforts to file with the SEC a registration statement covering the ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to such ordinary shares until the warrants expire or are redeemed, as applicable. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, holders may, until such time as an effective registration statement becomes available and during any period in which the Company fails to maintain an effective registration statement, exercise the warrants on a “cashless basis” pursuant to an available exemption from registration under the Securities Act. If no such exemption is available, holders will not be able to exercise the warrants on a cashless basis. In no event will the Company be required or permitted to net cash settle the warrants.

The Public Warrants may be redeemed, in whole and not in part, at a price of $0.01 per warrant once the Public Warrants become exercisable, provided that the last sales price of the ordinary shares equals or exceeds $18.00 per share, subject to adjustment, on each of 20 trading days within any 30-trading-day period ending on the third trading day prior to the date on which notice of redemption is given, and the other conditions specified in the Warrant Agreement are satisfied. If the Company elects to redeem the Public Warrants, it may require holders exercising such warrants to do so on a cashless basis in accordance with the Warrant Agreement.

So long as the Private Placement Warrants are held by the Sponsor or the Representative, as applicable, they may be exercised for cash or on a cashless basis and are not subject to the foregoing redemption provisions applicable to the Public Warrants. The Private Placement Warrants will not become Public Warrants as a result of any transfer, regardless of the identity of the transferee.

The Warrant Agreement provides for customary adjustments to the exercise price and/or the number of ordinary shares issuable upon exercise of the warrants in connection with specified events, including share dividends, subdivisions, combinations, rights offerings and certain distributions. In connection with a Business Combination, no adjustment will be made to the exercise price of the warrants or the number of ordinary shares issuable upon exercise of the warrants. However, if, at the closing of the Business Combination, the Company issues ordinary shares for cash in a single broadly marketed financing to unaffiliated third-party investors at a per-share cash price below $9.20, the $18.00 per share redemption trigger applicable to the Public Warrants will be adjusted one time at closing to 180% of such new issuance price, rounded to the nearest cent.

As of June 30, 2026, the Company had 11,500,000 Public Warrants and 150,000 Private Placement Warrants outstanding. Warrants may only be exercised for whole ordinary shares, and no fractional warrants will be issued.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and the Private Placement Shares, the Private Placement Warrants and the Private Placement Rights are entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company bears the expenses incurred in connection with the filing of any such registration statements.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian-Ukrainian conflict, the escalation of the conflict in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Underwriting Agreement

In connection with the Initial Public Offering, the Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Public Units to cover over-allotments. On June 10, 2026, the underwriter exercised the over-allotment option in full.

The Company paid cash underwriting discounts of $517,500 upon the closing of the Initial Public Offering and agreed to pay deferred underwriting commissions of $4,025,000. The deferred underwriting commissions are payable only upon the consummation of the Company’s initial Business Combination and will be forfeited if the Company does not consummate an initial Business Combination.

In addition, upon the closing of the Initial Public Offering, the Company issued 170,000 ordinary shares to A.G.P./Alliance Global Partners and/or its designees as partial underwriting compensation (the “Representative Shares”). The fair value of the Representative Shares on the issuance date was approximately $280,500 and was accounted for as a non-cash offering cost.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (marketable securities held in Trust Account)	$115,226,525	$-	$-

As of June 30, 2025, the Company did not have any assets measured at fair value on a recurring basis.

NOTE 9 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results and financial metrics of the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

OCEAN CAPITAL ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9 – SEGMENT REPORTING (Continued)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the statement of operations as net income (loss). The measure of segment assets is reported on the balance sheet as total assets.

	For the Years Ended June 30,
	2026	2025
General and administrative expenses	$265,286	$189,492
Interest earned in trust account	(226,525)	-
Net Loss	$(38,761)	$(189,492)

The key measures of segment profit or loss reviewed by the CODM are formation and operational costs. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Business Combination within the Combination Period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operational costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statement of operations and described within their respective disclosures.

NOTE 10 – SUBSEQUENT EVENTS

Unit Separation

On July 29, 2026, the Company announced that holders of the units sold in its initial public offering may elect to separately trade the ordinary shares, rights, and warrants included in the units commencing on August 3, 2026. Each unit consists of one ordinary share, one right, and one warrant. Units not separated will continue to trade on the NYSE under the symbol “OCACU.” The separated ordinary shares, rights, and warrants will trade on the NYSE under the symbols “OCAC,” “OCACR,” and “OCACW,” respectively.

Board Changes

On August 14, 2026, Mr. Hin Wing (Simon) Wong resigned as a director of the Company, effective immediately. On the same date, Dr. Hiu Man (Elliott) Cheng resigned as a director and as Chairperson of each of the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee, effective immediately. Neither resignation resulted from any disagreement with the Company on any matter relating to its operations, policies, or practices.

On August 16, 2026, the Company’s board of directors appointed Mr. Wei-Chieh Hao as an independent director and Chairperson of each of the Corporate Governance and Nominating Committee and the Compensation Committee, effective immediately. On August 18, 2026, the Company’s board of directors appointed Mr. Richard T. Betts as an independent director and Chairperson of the Audit Committee, effective immediately.

Change in Ownership of Sponsor

On September 17, 2026, pursuant to separate share transfer instruments, all of the issued and outstanding equity interests of SB Capital Holding Corporation, the Company’s Sponsor, were transferred to Chi-Ping Cindy Lee. Following the transfers, Ms. Lee owns 100% of the issued and outstanding equity interests of the Sponsor and exercises sole voting and dispositive power over the securities of the Company held by the Sponsor. The Sponsor remained the record holder of the same number of Company securities, and the Company was not a party to the transfers and received no consideration in connection therewith.

Independent Director Compensation Arrangements

On August 16, 2026 and August 18, 2026, the Company entered into independent director agreements with Wei-Chieh Hao and Richard T. Betts, respectively. Mr. Hao’s agreement does not provide for any equity award or other compensation prior to the consummation of the Company’s initial Business Combination. Pursuant to Mr. Betts’ agreement, subject to the consummation of the Company’s initial Business Combination and his continued service through the closing thereof, Mr. Betts is entitled to receive from the Sponsor a shareholder interest representing an indirect economic interest in 20,000 insider shares held by the Sponsor.

The arrangement with Mr. Betts is accounted for under ASC Topic 718, “Compensation—Stock Compensation.” As the arrangement was entered into subsequent to June 30, 2026, no related share-based compensation expense was recognized for the year ended June 30, 2026.

